Form 10-K
period 2015-12-31
AveXis, Inc.
filed 2016-03-18
CIK 1652923

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission file number 001-37693

AVEXIS, INC.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 90-1038273

2275 Half Day Rd, Suite 160
Bannockburn, Illinois 60015
(847) 572-8280

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001, par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant's common stock for the last business day of the registrant's most recently completed second fiscal quarter: Not applicable because the Registrant's common equity was not publicly traded as of such date.

         As of March 17, 2016, 22,997,511 shares of common stock, $0.0001 par value, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors," and Part 2, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward looking statements include, without limitation, statements about the following:

  •
  the timing, progress and results of preclinical studies and clinical trials for AVXS-101 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

  •
  the timing of and our ability to obtain and maintain regulatory approval of AVXS-101;

  •
  our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;

  •
  our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;

  •
  our ability to successfully commercialize AVXS-101;

  •
  our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

  •
  our ability to identify and develop new product candidates;

  •
  our ability to identify, recruit and retain key personnel;

  •
  our and our licensors' ability to protect and enforce our intellectual property protection for AVXS-101, and the scope of such protection;

  •
  our financial performance;

  •
  the development of and projections relating to our competitors or our industry;

  •
  the impact of laws and regulations; and

  •
  our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

        You should refer to "Item 1A. Risk Factors" in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

        You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.    Business

Overview

        We are a clinical-stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life-threatening neurological genetic diseases. Our initial product candidate, AVXS-101, is our proprietary gene therapy product candidate currently in a Phase 1 clinical trial for the treatment of spinal muscular atrophy, or SMA, Type 1, the leading genetic cause of infant mortality. SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. The survival motor neuron, or SMN, is a critical protein for normal motor neuron signaling and function. Patients with SMA Type 1 either carry a mutation in their SMN1 gene or their SMN1 genes have been deleted, which prevents them from producing adequate levels of functional SMN protein. AVXS-101 is designed to deliver a fully functional human SMN gene into the nuclei of motor neurons that then generates an increase in SMN protein levels. We believe this will result in improved motor neuron function and patient outcomes. In our ongoing, fully enrolled, Phase 1 clinical trial, we have treated 15 SMA Type 1 patients as of December 31, 2015, and have observed a favorable safety profile that is generally well-tolerated and have also observed preliminary signs of improved motor function. The U.S. Food and Drug Administration, or FDA, has granted AVXS-101 orphan drug designation for the treatment of all types of SMA and fast track designation for the treatment of SMA Type 1. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases.

        SMA is a severe neuromuscular disease characterized by the loss of motor neurons leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births. SMA is generally divided into sub-categories termed SMA Type 1, 2, 3 and 4. SMA, and the SMA sub-types, are diagnosed first by identifying the existence of a genetic defect in the SMN1 gene and then by determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity. If insufficient protein is expressed, muscles do not develop properly. Approximately 60% of SMA patients have Type 1, the most severe type of SMA, with observation of disease symptoms within six months of birth. Patients with SMA Type 1 have difficulty breathing and swallowing and will never develop the strength to sit up independently or the ability to crawl or walk. Patients with SMA Type 1 frequently die in early childhood due to complications related to respiratory failure resulting from motor neuron degeneration. We believe there is a significant unmet medical need for patients with SMA Type 1, as there are currently no treatments approved by the FDA for SMA. The current standard of care for patients with SMA is limited to palliative therapies, including life-long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy.

        We believe gene therapy is a therapeutic approach that is well-suited for the treatment of SMA due to the monogenic nature of the disease, meaning it is caused by mutations in a single gene. AVXS-101 is designed to possess the key elements of an optimal gene therapy approach to SMA: delivery of a fully functional human SMN gene into target motor neuron cells; production of sufficient levels of SMN protein required to improve motor neuron function; and rapid onset of effect in addition to sustained SMN expression. AVXS-101 utilizes a non-replicating adeno-associated virus, or AAV, capsid to deliver a functional copy of a human SMN gene to the patient's own cells without modifying the existing DNA of the patient. Unlike many other capsids, the AAV9 capsid utilized in AVXS-101 crosses the blood-brain barrier, a tight protective barrier which regulates the passage of substances between the bloodstream and the brain, thus allowing for intravenous administration. In addition, AAV9 has been observed in preclinical studies to efficiently target motor neuron cells when delivered via either intrathecal or intravenous administration. AVXS-101 has a self-complementary DNA sequence that enables rapid onset of effect and a continuous promoter that is intended to allow for continuous and sustained SMN expression.

        In April 2014, we initiated an open-label, dose-escalation Phase 1 clinical trial of AVXS-101 in patients with SMA Type 1 at Nationwide Children's Hospital in Columbus, Ohio, or NCH. As of December 31, 2015, we fully enrolled our Phase 1 trial, having dosed a total of 15 patients in the trial. The trial design allows for the enrollment of up to 15 patients in a maximum of three dosing cohorts. The primary objective of the trial is safety and tolerability, while the secondary objective is to measure the time from birth until an "event," which is defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively. In September 2014, we completed the dosing of the first cohort of three patients, who received a dose of AVXS-101 administered at 6.7 × 1013 vector genome per kilogram, or vg/kg, or the low dose, and as of December 31, 2015, we dosed 12 patients in the second cohort, who received the 2.0 × 1014 vg/kg dose or the proposed therapeutic dose. Use of the term "proposed therapeutic dose" does not imply that we have established efficacy, but this dose is the dosing level that we presently intend to evaluate in future trials. We will likely be required to conduct a pivotal trial followed by review and approval of the product candidate by the FDA before making any claims of efficacy as to our product candidate or the appropriate dose. We did not enroll any patients in the third dosing cohort. Based on the preliminary results of the trial through December 31, 2015, no patient receiving AVXS-101 has experienced an event. Of the 13 patients for whom data was available because they had at least one follow-up appointment as of December 31, 2015, all patients have experienced either improvement or stabilization in motor function relative to their baseline measurement, as measured by The Children's Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP INTEND, a test developed to measure motor skills of patients with SMA Type 1. The Finkel 2014 Study showed an average decrease in CHOP INTEND scores in patients diagnosed with SMA Type 1. All three patients in the first cohort, who received the low dose, and six of the 12 patients in the second cohort, who received the proposed therapeutic dose, have been on treatment for at least six months as of December 31, 2015. Among these patients, the average improvement in CHOP INTEND scores after six months was 4.33 points for the low-dose cohort and 17.17 points for the proposed therapeutic-dose cohort. Furthermore, increases in CHOP INTEND scores have been observed as early as one month after treatment and have been generally sustained above baseline through the period up to December 31, 2015. Based on our observations to date, we believe that increases in CHOP INTEND motor assessments are dose-dependent. Although the results of the Finkel 2014 Study were not pre-specified as a comparator for our trial, we believe the Finkel 2014 Study provides a useful context to consider the results to date of our trial. Based on preliminary results of the 15 patients dosed as of December 31, 2015, we have observed AVXS-101 to be generally well-tolerated.

        We have an exclusive, worldwide license with NCH under certain patent applications related to both the intravenous and intrathecal delivery of AVXS-101 for the treatment of all types of SMA, and an exclusive, worldwide license from a predecessor to REGENXBIO Inc., or REGENXBIO, under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, to use the AAV9 capsid for the in vivo gene therapy treatment of SMA in humans. In addition, we have a non-exclusive, worldwide license agreement with Asklepios BioPharmaceutical Inc., or AskBio, under certain patents and patent applications owned by the University of North Carolina and licensed to AskBio for the use of its self-complementary DNA technology for the treatment of SMA.

        AveXis was founded by John D. Harkey, Jr., our former Chairman, in 2010. Under Mr. Harkey's leadership, we formed a collaboration with NCH to explore the use of gene therapy for the treatment of SMA and secured our first institutional investors and expanded our leadership team. Our current operations are a result of this collaboration with NCH and research conducted by our Chief Scientific Officer, Dr. Brian Kaspar. Dr. Kaspar has over 20 years of gene therapy experience, and is currently serving as a principal investigator in the Center for Gene Therapy at the Research Institute at NCH. NCH is a leading pediatric gene therapy research institute.

        To execute on AveXis' mission, we have assembled a management team that includes individuals with expertise in gene therapy, regulatory development, product development, manufacturing and commercialization, with a history of success in building and operating innovative biotechnology and healthcare companies focused on rare and life-threatening diseases. This team is led by our President and Chief Executive Officer, Sean P. Nolan, who brings 24 years of broad leadership and management experience in the biopharmaceutical industry to AveXis. Most recently he was the chief business officer of InterMune, Inc. where he led multiple functions across the organization, including North American commercial operations, global marketing, corporate and business development, and global manufacturing and supply chain. Our other management team members also have successful track records developing and commercializing drugs through previous experiences at companies such as Abbott Laboratories, Amgen, Auspex, InterMune, Hospira, Novartis, Pfizer, Daiichi Sankyo and Quest Diagnostics.

        We have been supported by a leading group of biotech investors including funds and accounts managed by Adage Capital Management, L.P., Boxer Capital of Tavistock Life Sciences, Deerfield Management, Foresite Capital Management, LLC, Janus Capital Management LLC, QVT Financial LP, RA Capital Management, Roche Finance Ltd, Rock Springs Capital Management LP, RTW Investments, LLC, T. Rowe Price Associates, Inc. and Venrock.

Our Strategy

        We are building a patient-centric business with the goal of developing innovative gene therapy treatments that transform the lives of patients and their families suffering from rare and life-threatening neurological genetic diseases. In order to accomplish this goal, we plan to execute on the following key strategies:

  •
  Rapidly advance our SMA Type 1 program through clinical trials in the United States.  We are currently conducting an open-label, dose-escalation Phase 1 clinical trial of AVXS-101 in patients with SMA Type 1 at NCH. As of December 31, 2015, we had fully enrolled our Phase 1 trial, having dosed a total of 15 patients in two dosing cohorts. The FDA has granted AVXS-101 orphan drug designation for the treatment of all types of SMA and fast track designation for the treatment of SMA Type 1.

  •
  Expand the development of AVXS-101 into SMA Types 2 and 3.  Based on preclinical and our preliminary clinical observations to date, we believe AVXS-101 may also have the ability to treat patients with SMA Types 2 and 3, which result from the same genetic defect as SMA Type 1. In the United States, the incidence of SMA is approximately one in 10,000 live births with SMA Types 1 and 2 being the most common representing approximately 60% and 27% of all cases of SMA, respectively, and SMA Type 3 being less common.

  •
  Advance the development of AVXS-101 outside of the United States.  The incidence, standard of care and prognosis of SMA globally are generally consistent. With no approved treatments, we believe there is significant unmet need for patients suffering from SMA outside the U.S. We intend to conduct clinical trials outside of the United States, beginning in Europe, in an effort to expand access to AVXS-101 to patients in international markets.

  •
  Build a pipeline of gene therapy treatments for other rare and life-threatening neurological genetic diseases.  In addition to our programs in SMA, we also intend to identify, acquire, develop and commercialize novel product candidates for the treatment of other rare and life-threatening neurological genetic diseases with mechanisms of action that we believe can be treated with gene therapy. We intend to employ a targeted approach to acquisition and licensing transactions reflecting our goal to be a leading gene therapy company focused on the treatment of rare and life-threatening neurological diseases.

  •
  Continue to invest in and develop robust and sustainable manufacturing processes and multiple supply sources to ensure the supply of high-quality products.  To date, our manufacturing processes have been consistent with the stage of product development that we are in. We have evaluated and are implementing a plan to scale up our existing manufacturing processes to meet our needs in later-stage clinical trials. In addition to engaging third-party manufacturers, we intend to establish our own commercial scale cGMP-compliant manufacturing facility to provide multiple long-term supply alternatives to meet commercial demand in the event that AVXS-101 receives marketing approval.

  •
  Invest in developing and accessing intellectual property to further expand our product portfolio.  To date, we have secured our intellectual property position through our agreements with our key collaborators and other third parties. We plan to build upon this intellectual property position through additional patent applications related to AVXS-101. With respect to future product candidates, we expect to continue to work with REGENXBIO and other creators of next generation vectors to ensure appropriate access to additional therapeutic candidates.

  •
  Continue to develop a strong, collaborative network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders and research institutions, to inform our clinical development and commercialization strategies.  We believe that it is imperative to put the patient at the center of our focus, and we intend to work and listen closely to key stakeholders to ensure that we clearly understand their issues, insights and recommendations. The feedback from and collaboration with these groups will inform our key strategies to transform the lives of patients and their families suffering from rare and life-threatening neurological genetic diseases with safe and effective therapies.

Background on Gene Therapy

        Many diseases are driven by genetic mutations in which the mutated genes can affect the production of proteins. Gene therapy attempts to address disease biology by introducing recombinant DNA into a patient's own cells, commonly in the form of a functional copy of the patient's defective gene, to address the genetic defect and modulate protein production and cellular function, which provides therapeutic benefit.

        Using gene therapy, physicians can introduce or re-introduce genes that encode a therapeutic protein. Instead of providing proteins or other therapies externally and dosing them over a long period, we believe gene therapy offers the possibility of dosing a patient once to achieve a long-term, durable benefit. Gene therapies are typically comprised of three elements: a transgene, a promoter and a delivery mechanism such as our AAV9 capsid. Once the therapeutic gene is transferred to a patient's cells, we believe the cells may be able to continue to produce the therapeutic protein for years or, potentially, the rest of the patient's life. As a result, gene therapy has the potential to transform the way these patients are treated by addressing the underlying genetic defect.

Background on Spinal Muscular Atrophy

        SMA is a severe neuromuscular disease characterized by the loss of motor neurons leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births, and one in 50 people are carriers of the SMA gene (approximately six million Americans). SMA is generally divided into sub-categories termed SMA Type 1, 2, 3 and 4. SMA, and the SMA sub-types, are diagnosed first by identifying the existence of a genetic defect in the SMN1 gene and then determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity. If insufficient protein is expressed, muscles do not develop properly. Approximately 60% of

SMA patients have Type 1, the most severe type of SMA, with an onset within six months of birth. Patients with SMA Type 1 have difficulty breathing and swallowing and will never develop the strength or muscle control to sit up independently or the ability to crawl or walk. SMA Type 1 patients frequently die in early childhood due to complications related to respiratory failure resulting from motor neuron degeneration. Although SMA Types 2, 3 and 4 are generally less severe than SMA Type 1, they still present patients with significant medical challenges. We believe there is a significant unmet medical need, as there are currently no treatments approved by the FDA for SMA. The current standard of care for patients with SMA Type 1 is limited to palliative therapies, including life-long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy.

        SMA is caused by a genetic defect in the SMN1 gene that codes SMN, a protein necessary for survival of motor neurons. Although individuals typically receive one copy of the SMN1 gene from each parent, only one properly functioning SMN1 gene is required to generate adequate levels of full-length SMN protein. SMA results from the patient's lack of a properly functioning SMN1 gene, either due to mutation or loss of the gene. SMA is a recessive trait, meaning that while both parents of an SMA patient may be healthy, they each carry and pass along to their child DNA that contains either a mutated or missing SMN1 gene which results in the disease manifesting itself in the child.

        Human DNA contains a backup to the SMN1 gene, the SMN2 gene. Individuals may carry multiple copies of the SMN2 backup gene within their DNA. However, approximately 90% of SMN protein produced by the SMN2 backup gene are non-functional, truncated SMN protein missing a polypeptide segment (coded for by exon 7) that is essential to form a functional SMN molecule. The level of functional full-length SMN protein produced by an SMA patient's SMN2 genes is generally insufficient to prevent loss of proper motor neuron function. As the SMN2 genes are capable of producing minimal levels of full-length SMN protein, the number of copies of the SMN2 backup gene serves as a disease modifier, such that the more copies of the SMN2 backup gene there are, the less severe the disease. The following diagram presents the difference between a healthy person and someone afflicted by SMA.

        SMA is typically diagnosed based on the onset of clinical symptoms along with a genetic assessment of the absence of SMN1 and the number of copies of SMN2. However, a genetic diagnosis can also be made prenatally either through amniocentesis or chorionic villus sampling.

        The following table describes the general disease onset, incidence rates, survival and general characteristics for each of the different types of SMA.

SMA Type	Number of Copies of SMN2	Onset	Incidence per Live Birth among SMA Types	Survival	Characteristics
Type 1 (Werdnig-Hoffman Disease)	Two	Before six months	Approximately 60%	Less than 10% event free* by two years of age	Will never be able to sit without support
Type 2 (Dubowitz Syndrome)	Three or Four	6 - 18 months	Approximately 27%	68% alive at age 25	Will never be able to walk or stand without support
Type 3 (Kugelberg-Welander Disease)	Three or Four	Early childhood to early adulthood (juvenile)	Approximately 13%	Normal	Stand alone and walk but may lose ability to walk in 30s - 40s
Type 4	Four to Eight	Adulthood (20s - 30s) usually after 30	Uncommon: limited information is available on incidence	Normal	Same as Type 3

*
An event is defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively.

SMA Type 1

        SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. SMA Type 1 is the leading genetic cause of infant mortality. SMA Type 1 accounts for approximately 60% of all new SMA cases. Symptoms of SMA Type 1 include:

  •
  hypotonia, which is also known as "floppy baby syndrome" and is characterized by abnormal limpness in the neck and limbs;

  •
  muscle weakness, particularly in the legs;

  •
  poor head control;

  •
  abdominal breathing, also known as diaphragmatic or belly breathing, which is characterized by breathing through the contracting of the diaphragm rather than the chest;

  •
  bulbar muscle weakness, which is exhibited by a weak cry, difficulty swallowing and aspiration; and

  •
  the inability to sit unsupported.

        In an independent, peer-reviewed natural history study published by the American Academy of Neurology on SMA Type 1 in 2014, or the Finkel 2014 Study, the authors observed that the life expectancy of a child with SMA Type 1 is, for a majority of patients, less than two years. The following chart presents the percentage of children with SMA Type 1 that die or require at least 16 hours per day of ventilation support for breathing at varying ages for 14 consecutive days in the absence of acute reversible illness or perioperatively, as observed in the Finkel 2014 study, along with major developmental milestones for a healthy baby.

Existing Treatments for SMA

        At this time, there is no FDA-approved treatment for SMA. The current standard of care for patients with SMA is limited to palliative therapies, including life-long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy. Respiratory care is critical for patients with SMA Type 1 and Type 2, as the cause of death in these subpopulations is usually respiratory-related.

Our Product Candidate: AVXS-101 for the Treatment of SMA Type 1

        AVXS-101 is our proprietary gene therapy product candidate for the treatment of SMA Type 1. Because SMA is a neurodegenerative disease, reduced levels of SMN protein lead to continued degeneration. The goal of AVXS-101 is to give patients a one-time treatment to restore the body's production of SMN protein to prevent further degeneration. Based on preliminary observations of our ongoing Phase 1 clinical trial, we believe that AVXS-101 also enables increased motor function. AVXS-101 contains the four elements that we believe are necessary for optimal delivery and function.

Components of AVXS-101

  •
  A recombinant AAV9 capsid shell:  a non-replicating adeno-associated virus capsid to deliver a functional copy of a human SMN gene to the patient's own cells without modifying the existing DNA of the patient. Unlike many other capsids, the AAV9 capsid utilized in AVXS-101 crosses the blood-brain barrier, a tight protective barrier which regulates the passage of substances between the bloodstream and the brain, and into the spinal cord, thus allowing the option for intravenous administration. In addition, AAV9 has been observed in preclinical studies to efficiently target motor neuron cells when delivered via either intrathecal or intravenous administration. In AVXS-101, the DNA contained within the capsid shell is engineered to contain the other three critical elements of AVXS-101, with the removal of the viral DNA, which leads to a lack of pathogenicity and inability of the AAV9 virus to replicate in the patient's existing DNA.

  •
  A human SMN transgene:  a stable, functioning SMN gene that is introduced into the cell's nucleus.

  •
  Self-complementary DNA technology:  the human SMN transgene is introduced as a self-complementary double-stranded molecule. The inclusion of this technology enables rapid onset of effect. Typically, a single-stranded AAV vector must wait for cell-mediated synthesis of its complementary DNA strand to form the double-stranded DNA unit that is required for DNA replication and subsequent protein synthesis. The self-complementary modification overcomes this rate-limiting step of cell-mediated second-strand synthesis, as the two complementary halves of the scAAV genomes will associate with each other to form the required double-stranded DNA unit.

  •
  A continuous promoter:  this agent activates the transgene and is designed to allow for continuous and sustained SMN expression. The cytomegalovirus enhanced chicken beta-actin hybrid promoter that we utilize is a constitutive, or "always on" promoter that has been observed to increase transgene expression from AAV vectors compared to other promoters.

Clinical Development of AVXS-101

        We are currently developing AVXS-101 for the treatment of SMA Type 1 through intravenous administration. In April 2014, an open-label, dose-escalation Phase 1 clinical trial of AVXS-101 in patients with SMA Type 1 was initiated as an investigator-sponsored trial at NCH and under an IND held by Dr. Jerry Mendell, the principal investigator at NCH. We completed the transfer of the IND to AveXis in November 2015. The trial design allows for the enrollment of up to 15 patients across a maximum of three dosing cohorts. Key inclusion criteria include patients whose diagnosis of SMA

Type 1 occurred before six months of age and have two copies of the SMN2 backup gene, as determined by genetic testing conducted by Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories. Additionally, patients must have been no older than nine months of age (for the first nine patients) and six months of age (for the last six patients) at the time of vector infusion.

        The primary outcome measure of our Phase 1 clinical trial is safety and tolerability. The secondary outcome measure is an efficacy measure as defined by the time from birth to an "event," which is defined as either death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively. We are also assessing several exploratory objective measures in the clinical trial. These exploratory measures are included to assess additional testing protocols on patients in an effort to identify objective testing criteria for measuring the results of the therapy. These exploratory tests include administering a standard motor milestone development survey and CHOP INTEND, compound motor action potentials testing (CMAP), motor unit number estimation testing (MUNE), non-invasive electrical impedance myography testing (EIM) and "ability captured through interactive video evaluation-mini" testing (ACTIVE-mini).

        Once a patient meets the screening criteria for the clinical trial, the patient receives a one-time dosage of AVXS-101, by intravenous injection over a one hour period. The patient remains at NCH for 48 hours after dosing for monitoring, and then is discharged. For one month after dosing, weekly follow-up evaluations are conducted. After the first month, additional monthly evaluations are conducted for 23 months.

Preliminary Clinical Results

        As of December 31, 2015, we had fully enrolled our Phase 1 trial, having dosed a total of 15 patients in the trial. The first cohort, which completed dosing in September 2014, consisted of three infants who received a dose of AVXS-101 administered at the low dose, based on the patient's weight. The second cohort consisted of 12 infants who received the proposed therapeutic dose of AVXS-101.

        Based on the preliminary results of the trial as of December 31, 2015, none of the 15 patients receiving AVXS-101 has experienced an "event," defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively. Of the 13 patients for whom data was available because they had at least one follow-up appointment as of December 31, 2015, all patients experienced improvement or stabilization from baseline in motor skills measured by their CHOP INTEND scores and such improvement appeared to be dose-dependent. Based on the 15 patients dosed as of December 31, 2015, we have observed AVXS-101 to be generally well-tolerated. We expect to continue to report quarterly findings throughout this Phase 1 clinical trial.

        As of December 31, 2015, all nine patients who have reached 8.1 months of age were event-free, all nine patients who have reached 10.5 months of age were event-free, all six patients who have reached 13.6 months of age were event-free and the three patients who have reached 20 months of age were event-free. We expect to have collected 13.6 months of data for all 15 patients enrolled in our Phase 1 clinical trial in the first quarter of 2017. Although the results of the Finkel 2014 Study were not pre-specified as a comparator for our trial, we believe that this compilation of data from patients with SMA Type 1 provides a useful context to consider the results of our trial to date. This peer-reviewed publication reported that 75%, 50%, 25% and 8% of patients with SMA Type 1 were event-free at 8.1, 10.5, 13.6 and 20.0 months of age, respectively. As of December 31, 2015, the median event-free age of the three patients in the first, low-dose cohort is 22.7 months, and the mean event-free age is 23.6 months, with the oldest patient at 25.8 months of age. All three patients in the first, low-dose cohort are over 20 months of age and event-free as of December 31, 2015. The median event-free age of the 12 patients in the second, proposed therapeutic-dose cohort is 8.7 months, and the mean event-free age is 9.3 months, with the oldest patient at 18.7 months of age as of December 31, 2015. The first six patients enrolled in the second, proposed therapeutic-dose cohort are over 10.5 months of age and event-free as of December 31, 2015. The median event-free age of all 15 patients enrolled in the clinical trial is 11.8 months, with the oldest patient at 25.8 months of age. The following figure shows survival data of all 15 patients enrolled in the clinical trial through December 31, 2015.

        The CHOP INTEND test is designed to evaluate the motor skills of patients with SMA Type 1 by testing 16 items, which measure the movement of various body segments. The Finkel 2014 Study, the only natural history data set that observed CHOP INTEND scores over a period of time, reported that patients with SMA Type 1 have an average annual decrease of 1.27 points in their CHOP INTEND score. Of the 13 patients for whom data was available in our ongoing Phase 1 clinical trial because they had at least one follow-up appointment as of December 31, 2015, all patients have had increases or stabilization in their CHOP INTEND scores relative to their baseline measurement. All three patients in the first, low-dose cohort and six of the 12 patients in the second, proposed therapeutic-dose cohort have been on treatment for at least six months as of December 31, 2015. Among these patients, the average improvement in CHOP INTEND scores after six months was 4.33 points for the first, low-dose cohort and 17.17 points for the second, proposed therapeutic-dose cohort. As of December 31, 2015, the mean CHOP INTEND score for the three patients in the first, low-dose cohort was 22.3 points, representing a mean increase from baseline of 6.0 points, and 47.1 points for the ten patients in the second, proposed therapeutic-dose cohort, representing a mean increase from baseline of 18.0 points, with a mean increase from baseline of 15.2 points for the 13 patients across the two dose cohorts for whom preliminary clinical results were available. These increases in CHOP INTEND scores have been observed as early as one month after treatment and have been generally sustained at or above baseline through the period up to December 31, 2015. We believe that there may be a dose response, based on our observation of CHOP INTEND scores of patients receiving the proposed therapeutic dose as compared to patients receiving the low dose because, as a group, the patients receiving the therapeutic dose appear to be demonstrating a larger average CHOP INTEND score increase. As of December 31, 2015, we had dosed two patients in the second, proposed therapeutic-dose cohort for whom preliminary clinical results are not yet available.

        The following table contains a summary of preliminary CHOP INTEND data from our ongoing Phase 1 clinical trial, as of December 31, 2015, for the first and second cohort of patients who received the low and proposed therapeutic dose of AVXS-101, respectively. As described above, the natural history data for CHOP INTEND from the Finkel 2014 Study showed that patients with SMA Type 1 experienced an average decrease of 1.27 points per year.

	Cohort 1 (low dose)
Months Since Gene Transfer	Number of Patients	Average Change in CHOP INTEND	Average Baseline CHOP INTEND
1	3	(+) 0.33	16.3
3	3	(–) 0.33	16.3
6	3	(+) 4.33	16.3
9	3	(+) 4.87	16.3
12	2	(+) 3.00	16.5

	Cohort 2 (proposed therapeutic dose)
Months since Gene Transfer	Number of Patients	Average Change in CHOP INTEND	Average Baseline CHOP INTEND
1	10	(+) 9.50	29.1
3	7	(+) 12.14	32.3
6	6	(+) 17.17	29.3
9	2	(+) 19.00	38.0

        Patients with SMA Type 1 enter the trial at different ages, stages of disease progression and levels of motor function that can result in significant variability in baseline CHOP INTEND scores from patient to patient. Additionally, month-to-month variability in CHOP INTEND scores can be influenced by factors that are not related to study treatment. Examples of these factors include upper respiratory tract infections and fractured limbs, which may preclude the testing of some elements of the CHOP INTEND assessment. Our observations are consistent with the Finkel 2014 Study in which tabulated CHOP INTEND scores also demonstrated significant variability. In spite of these limitations, we believe observing change in CHOP INTEND scores over time is beneficial.

        The primary endpoint for our ongoing Phase 1 clinical trial of AVXS-101 is safety. As of December 31, 2015, we have observed a total of ten serious adverse events, or SAEs, in seven patients. The following table summarizes the SAEs that have been observed thus far.

Serious Adverse Event	# of events n = 10
Related
Elevated LFEs	2
Unrelated
Rhino/enterovirus infection	2
Adenovirus infection, non-respiratory	1
Bronchial obstruction	1
Influenza A and parainfluenza infection	1
RSV infection	1
Viral infection, non-respiratory	1
Viral upper respiratory infection	1

        The treatment-related SAEs consisted of two patients that experienced elevated liver function enzymes, or LFEs, which were each assessed as a Grade 4 event under the Common Terminology Criteria for Adverse Events on the basis of laboratory values. We observed the first of these treatment-related SAEs in the first patient dosed with AVXS-101 in our ongoing Phase 1 clinical trial. After the onset of elevated LFEs, this patient was given a prednisolone regimen starting at 2 mg/kg daily and tapering off over time as LFEs returned to normal. After the first patient, we revised our clinical protocol to include pre-treatment with prednisolone at 1 mg/kg/day starting one day prior to the gene transfer in order to mitigate the T-cell immune response against AAV9 and the corresponding increase in LFE. As of December 31, 2015, following this protocol change, out of the remaining 14 patients in our Phase 1 clinical trial, 11 patients have not had LFEs outside of the normal range, two patients have had Grade 1 or 2 LFEs, and one patient has experienced a Grade 4 LFE. We observed that this Grade 4 LFE patient had a concomitant viral infection and required additional prednisolone therapy until the LFEs returned to the normal range. We believe that the pretreatment with prednisolone has generally been effective in reducing the incidence and degree of elevated LFEs. As of December 31, 2015, all AEs and SAEs related to elevated LFEs have been clinically asymptomatic.

        Based on the 15 patients dosed as of December 31, 2015, we have observed AVXS-101 to be generally well-tolerated. There were a total of 44 adverse events, or AEs, ten of which were SAEs, as discussed above, and 34 of which were assessed as mild or moderate. Of the 34 mild or moderate AEs, three AEs were assessed as related to study treatment and experienced by two patients (the Grade 1 and 2 LFEs, as discussed above). As of December 31, 2015, the most frequent adverse events not related to study treatment that were assessed as mild and moderate occurring in more than one patient were: constipation, upper respiratory infection, fever, fracture, ear infection, skin irritation and vomiting.

Preclinical Studies

        Preliminary preclinical proof of concept and safety and tolerability studies of the intravenous delivery method were conducted at NCH and in conjunction with the Mannheimer Foundation for non-human primate studies. In a mouse model of SMA Type 1, it was observed that a single intravenous injection of AVXS-101 in mice improved body weight and motor functions, while also extending the median lifespan of the treated mice from 16 days to over 400 days, compared to untreated mice, in a dose-responsive manner. In a preclinical study of non-human primates, it was observed that a single intravenous injection of AVXS-101 led to sustained human SMN transgene expression in the spinal cord as well as in multiple organs and muscles, when evaluated 24 weeks after injection of AVXS-101. NCH has also conducted multiple safety and tolerability studies in mice and non-human primates and no evidence of toxicity was observed for up to 24 weeks after injection of AVXS-101.

        In addition, preliminary preclinical proof of concept (efficacy and safety) studies of the intrathecal delivery method were conducted at NCH. It was observed that in mice with SMA Type 1, a single intrathecal injection of AVXS-101 at a maximum dosage level of 3.3 × 1013 vg/kg, which was 10 times lower than the intravenous dose of 3.3 × 1014 vg/kg, improved body weight and motor functions, and most notably extended the median lifespan from 18 days to 282 days, with one-third of the mice surviving past 400 days. In the SMA mouse model, it was observed that a single intrathecal injection of scAAV9 containing a green fluorescent protein targeted between 21% to 41% and 46% to 72% of motor neurons in the spinal cord at the lowest dosage level and the highest dosage level, respectively. In non-human primates, it was observed that a single intrathecal injection of scAAV9 containing green fluorescent protein at a dose of 1.0 × 1013 vg/kg targeted 29%, 53% and 73% of cervical, thoracic and lumbar motor neurons, respectively. With tilting for ten minutes in the Trendelenburg position, such targeting increased to 55%, 62% and 80% of cervical, thoracic and lumbar motor neurons, respectively. In swine, NCH designed a small hairpin RNA that targeted porcine SMN and left human SMN intact, which reduced expression of porcine SMN. It was observed that the administration of AVXS-101 resulted in robust production of human SMN protein and significant increases in motor function. When delivered prior to the onset of motor function decline, AVXS-101 prevented the majority of SMA symptoms, demonstrated by motor function testing as well as electrophysiological evaluation. When delivered at the onset of SMA symptoms, AVXS-101 halted further progression and there were improvements in motor function as well as electrophysiological evaluation of motor units.

Future SMA Type 1 Clinical Development

        Based on the data observed from our ongoing Phase 1 clinical trial, we intend to engage in discussions with the FDA during the first half of 2016 to discuss the next steps in our AVXS-101 development plan for SMA Type 1. Subject to the outcome of our discussions with the FDA and European regulatory authorities, we intend to initiate pivotal trials of AVXS-101 for SMA Type 1 in each of the U.S. and the European Union in the first half of 2017.

Future Applications and Opportunities

        Based on preclinical data and our preliminary clinical observations to date in patients with SMA Type 1, we believe AVXS-101 may also have utility in other types of SMA, which result from the same genetic defect as SMA Type 1. We are currently evaluating preclinical data for the potential expansion of AVXS-101 into SMA Types 2, and possibly 3, via the intrathecal route of administration. We intend to initiate a Phase 1 safety and dose-ranging clinical trial of AVXS-101 for SMA Type 2 via intrathecal delivery in the second half of 2016, provided that the FDA allows it to proceed.

        In addition to our programs in SMA, we also intend to identify, acquire, develop and commercialize novel product candidates for the treatment of other rare and life-threatening neurological genetic diseases that we believe can be treated with gene therapy.

Manufacturing

        Clinical drug supply of AVXS-101 for our ongoing Phase 1 clinical trial has been manufactured at NCH, which is approved as a current good manufacturing practice, or cGMP, compliant facility. We manufacture AVXS-101 using adherent human embryonic kidney, or HEK, 293 cells. HEK293 cells have been used successfully to manufacture numerous other gene therapy candidates that have been tested or are currently being tested in other clinical trials to date.

        As we scale our manufacturing of AVXS-101 to meet our expected needs for further clinical trials and potential U.S. commercial demand, we have initiated a technology transfer of NCH's current manufacturing process of AVXS-101 to SAFC Carlsbad, Inc., or SAFC, another cGMP manufacturing facility. Based on an independent third-party quality and control audit, we believe that SAFC meets cGMP and European regulatory compliance requirements. As a result, once the technology transfer to SAFC is complete, we believe SAFC will have sufficient capacity to meet demand for AVXS-101 for our future U.S. SMA Type 1 clinical trials. Additionally, we will work with SAFC and other third parties in order to evaluate and develop manufacturing process improvements that may increase the productivity and efficiency of our manufacturing network over the existing process.

        In parallel with the SAFC technology transfer, we intend to begin the process of establishing our own commercial scale cGMP-compliant manufacturing facility to enhance supply chain control, increase supply capacity and help to ensure clinical and commercial demand is met in the event that AVXS-101 receives marketing approval.

        We intend to use AVXS-101 manufactured by SAFC or another third-party manufacturer in future U.S. clinical trials of AVXS-101. We expect to use a combination of internal and third-party manufacturing sources to facilitate the production of long-term continuous supply of AVXS-101 and for clinical trials outside of the U.S.

Competition

        The biotechnology and pharmaceutical industries are highly competitive. In particular, the field of gene therapy is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face substantial competition from many different sources, such as large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

        At this time, there is no FDA- or EMA-approved treatment for SMA. However, a number of companies are developing drug candidates for SMA. We are aware of other companies exploring gene therapy treatments in preclinical development, including Voyager Therapeutics, Inc. and Généthon. In addition to a gene therapy-based solution, alternative approaches in clinical development for the treatment of SMA include alternative splicing and neuroprotection technologies. Potential competitors include:

  •
  Alternative splicing seeks to achieve more efficient production of full-length SMN protein from the SMN2 backup gene. Companies utilizing this approach include Ionis Pharmaceuticals, Inc., which, together with its licensee Biogen, is conducting Phase 3 clinical trials across all SMA types, PTC Therapeutics and Roche Holding Ltd, which is conducting Phase 1 clinical trials across all SMA types and Novartis Corporation, which is conducting Phase 2 clinical trials for SMA Type 1 patients in the EU.

  •
  Neuroprotectants seek to mitigate the loss of motor neurons. Trophos SA, which has been acquired by Roche Holding Ltd, has completed its Phase 3 clinical trial of its lead neuroprotectant product candidate, Olesoxime (TRO19622), in patients between the ages of three and 25 with SMA Types 2 and 3.

Intellectual Property

        We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business. We intend to seek, maintain and defend our patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through orphan drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

        Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce licensed patent rights, and, if sought and obtained in the future, any patent rights we may own; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our current product candidate and any future product candidates may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our licensed intellectual property, we cannot be sure that patents will issue with respect to any of the pending patent applications to which we license rights. With respect to any patent applications that we or our licensors may file in the future, if any, we cannot be sure that any such applications will issue or, if issued, that such applications will be commercially useful in protecting our product candidate and methods of manufacturing the same, or otherwise provide any competitive advantage. Even with respect to issued patents that we currently license, we cannot be sure that any such patents will provide any competitive advantage. See "Risk factors—Risks related to our intellectual property" for a more comprehensive description of risks related to our intellectual property.

        We have licensed certain patents and patent applications and we have licensed or otherwise possess substantial know-how and trade secrets relating to AVXS-101, our product candidate that uses the AAV9 capsid. We believe that the patents and patent applications we have in-licensed include claims that, if issued, would cover AVXS-101 and that the latest to expire of such currently in-licensed patent rights is a patent application owned by NCH and pending only in the United States that, if issued, would expire in 2029. Our proprietary, in-licensed intellectual property, including patent and non-patent intellectual property, generally is directed to AAV9 vectors, methods of treatment of clinical indications important for our development programs and processes to manufacture and purify AVXS-101. We are heavily dependent on the patented or proprietary technologies that we license from third parties. We anticipate that we will require additional licenses to third party intellectual property rights relating to our development programs in the future, including from NCH, which may not be available on commercially reasonable terms, if at all.

Licensed patents and patent applications

        We license patents and patent applications from NCH, ReGenX and AskBio as described below. We also anticipate that additional patent or other intellectual property licenses, which we do not hold today, will likely be required for our commercial use of AVXS-101, including use by intravenous and/or intrathecal injection, and our manufacturing processes. Moreover, additional licenses which we do not hold today will be required to the extent we seek to develop additional product candidates in the future.

Trade secrets

        In addition to patents and licenses, we rely on trade secrets and know-how to develop and maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how, as well as that of our licensees, including by implementing measures intended to maintain the physical security of research facilities and the physical and electronic security of our information technology systems.

Our Collaboration and License Agreements

Strategic Collaborators and Relationships

        An important factor to our success is our strategic partnerships and relationships. Our key research collaborators are NCH and The Ohio State University College of Medicine.

Nationwide Children's Hospital

        In October 2013, we entered into an exclusive license agreement with NCH, which we amended and restated in its entirety in January 2016, or the NCH License. Pursuant to the NCH License, NCH granted us an exclusive, worldwide license under certain patent rights to make, have made, use, sell, offer for sale and import any products covered by the NCH License, or NCH licensed products, and a non-exclusive, worldwide license under certain technical information to develop and manufacture the NCH licensed products, in the field of therapies and treatments of SMA. The patent rights exclusively in-licensed from NCH and relevant to our contemplated SMA product are a currently pending patent application being pursued only in the United States. The patent application claims AVXS-101 as a composition of matter and its use in treating SMA. If a patent issues from this patent application, it will expire in 2029. We have the right to subcontract the manufacturing of products using the licensed rights, such as AVXS-101. We also have the right to sublicense the licensed technology to third parties through multiple tiers.

        Pursuant to the NCH License, NCH filed an IND for AVXS-101 for the treatment of SMA Type 1. Under the NCH License, we received an option to elect to become the sponsor of the IND. Such option could be exercised on or after October 14, 2015. On October 14, 2015, we exercised the option and, as of November 6, 2015, we became the sponsor of the IND. However, NCH has reversionary rights in the case of an act or omission constituting negligence or willful misconduct with respect to our control of the IND that has or could reasonably be expected to have a material adverse effect on the clinical trials conducted under the IND and such act or omission has not been cured within a certain period of time following receipt of written notice and demand from NCH.

        The NCH License sets forth a development plan for our development of the licensed technology to make and sell NCH licensed products, including AVXS-101 for the treatment of SMA Type 1, throughout the world. We are required to achieve certain development milestones, including a specified minimum funding obligation of $9.4 million for the development of NCH licensed products by 2021, which requirement NCH acknowledged we had fulfilled in whole as of the date of the amendment and restatement of the NCH License. We are also required, if commercially reasonable, to market NCH licensed products after regulatory approval, satisfy the market demand for such products in those countries in which we have obtained regulatory approval where it is commercially reasonable to do so and continue to develop additional NCH licensed products within the field. In the event we fail to comply with such obligations, subject to certain conditions, NCH has the right to either terminate the NCH License or convert our license into a non-exclusive license with respect to the applicable NCH licensed product in the applicable country. In addition, we are responsible for all clinical trial costs that are not covered by grants or certain other sources.

        In consideration for license rights granted to us, we initially issued NCH and The Ohio State University, or OSU, 331,053 shares of our common stock. Until May 2015, when we had reached a certain stipulated market capitalization, we were obligated to issue additional shares to NCH and OSU from time to time so that their aggregate ownership represented 3% (which percentage will be prorated downward if either NCH or OSU transfer any of such shares) of our issued and outstanding capital stock on a fully-diluted basis.

        Following the first commercial sale of a NCH licensed product, we must begin paying NCH an aggregate low single digit royalty on net sales of NCH licensed products by us, our affiliates and sublicensees during the term of the NCH License, with annual minimum royalties, in dollar amounts ranging from low five digits to low six digits, that increase over time. If we unsuccessfully challenge any of the licensed patents, the royalty rate increases from low single digits to mid-single digits. These royalty rates are further subject to reduction in the event we have to license third party patents to exploit the licensed technology.

        With certain exceptions, we are required to make certain development milestone based payments to NCH. In addition, we must also pay NCH a portion of sublicensing revenue received from our sublicense of the rights to licensed technology at percentages between low-double digits and low-teens.

        We do not have the right to control prosecution of the in-licensed patent rights, however NCH shall consult with us on material matters regarding the prosecution of such patent rights, and NCH has the first right to enforce any patents issuing from the in-licensed patent rights and if NCH does not enforce the rights within a certain time frame, then we have the right to enforce. In addition, our rights under the NCH License are not assignable without the prior written consent of NCH, except to our affiliates, subsidiaries or any successor in interest in connection with a merger, acquisition, consolidation or sale, provided that our assignee assumes our obligations under the NCH License in writing.

        Unless terminated earlier, the agreement will expire on a NCH licensed product-by-NCH licensed product and country-by-country basis upon the expiration of the royalty term for such NCH licensed product in such country. The royalty term will expire on the later of (i) the date on which the last relevant patent underlying the relevant NCH licensed product expires or (ii) ten years from the first commercial sale of NCH licensed product in such country. Upon expiration of the agreement with respect to a particular NCH licensed product in a particular country, the license to us will survive and as a fully-paid up license. The NCH License may be terminated prior to its expiration:

  •
  By us at any time by providing six months' prior written notice to NCH;

  •
  By either party upon the other party's material breach of the NCH License that is not cured within 90 days after receiving written notice of such breach, except in certain cases in which we may request a longer cure period;

  •
  By NCH in the event of our bankruptcy, insolvency or certain similar occurrences; or

  •
  By NCH if we or any of our affiliates bring any action or proceeding against NCH, other than a suit brought in response to any suit brought by NCH.

        Certain accrued payments that we are required to make to NCH will become due in the event of termination as specified in the agreement. As of December 31, 2015, we have reimbursed NCH $0.6 million and incurred $9.3 million in aggregate development costs.

The Research Institute at Nationwide Children's Hospital

        In October 2013, we entered into a clinical trials research agreement with the Research Institute at Nationwide Children's Hospital, or the Research Institute. This agreement governs our preclinical and clinical trials conducted at NCH by Dr. Mendell.

        Under the NCH license agreement, we had the right to elect to become the sponsor of the IND subject to certain reversionary rights of the Research Institute. On October 14, 2015, we entered into an amendment to the NCH License with NCH permitting us to submit to the FDA for the transfer of the IND and associated regulatory filing to us and for us to become the sponsor of such IND. Contemporaneous with the execution of this amendment, we submitted the requisite documents to the FDA to initiate the transfer process. On November 6, 2015, the FDA approved our sponsorship of the IND. We are responsible for all budgeted clinical trial costs that are not covered by grants or certain other sources. All data and information generated under the agreement is subject to our agreements with NCH.

        Unless terminated earlier, the agreement expires upon the completion of the study. The agreement may be terminated prior to its expiration:

  •
  By either party upon the other party's breach of the agreement that is not cured within 60 days after receiving written notice of such breach; or

  •
  By us at any time in the event we elect to become the sponsor of the IND.

        Our clinical trial research agreement with the Research Institute also contains obligations for us to indemnify the Research Institute and its affiliates against certain losses and for us to maintain certain insurance, as well as mutual confidentiality obligations.

REGENXBIO

        In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc., under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat spinal muscular atrophy using AAV9, or the ReGenX License.

Under the ReGenX License, ReGenX granted us an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the ReGenX License, or ReGenX licensed products, in the field of the treatment of spinal muscular atrophy in humans by in vivo gene therapy using AAV9 subject to certain rights reserved by ReGenX and its licensors. The patent rights exclusively in-licensed include an issued United States patent, which expires September 2024, not including 473 days of patent term adjustment (as well as issued patents in Europe, Japan, Australia, Canada, New Zealand and China, which expire in 2024). These issued patents claim AAV9 vectors and viruses having an AAV9 capsid, as well as methods of use. In addition, the in-licensed patent rights include pending patent applications in the United States, Canada, China, Europe and Japan, that if issued as patents, will expire in 2024. These pending applications claim AAV9 vectors and viruses having an AAV9 capsid, as well as its use in treatment. We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the ReGenX License. Under the ReGenX License we grant a non-exclusive, worldwide, royalty-free, transferable, sublicenseable, irrevocable, perpetual license back to ReGenX to (a) use any patentable modifications and improvements to the licensed technology that we or our affiliates or sublicensees develop, or licensed back improvements, and (b) to practice the licensed back improvements in connection with AAV9 outside of our field of use.

        Under the terms of the ReGenX License, we paid or are required to pay:

  •
  an initial fee of $2.0 million;

  •
  an annual maintenance fee;

  •
  up to $12.25 million in milestone fees for all ReGenX licensed products;

  •
  mid-single digit to teen royalty percentages on net sales of ReGenX licensed products, subject to reduction in specified circumstances; and

  •
  lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights.

        As of December 31, 2015, we have paid $2.3 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

        The ReGenX License requires us to use commercially reasonable efforts to develop, commercialize, market, promote and sell products utilizing the licensed patent rights in our field of use. We are obligated to achieve certain development milestones with respect to the licensed disease indication. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. In addition, our rights under the ReGenX License are not assignable without the prior written consent of ReGenX.

        Our license agreement with ReGenX will expire upon the expiration, lapse, abandonment or invalidation of the last claim of the licensed intellectual property to expire, lapse or become abandoned or unenforceable in all the countries of the world. We have the right to terminate the ReGenX License upon a specified period of prior written notice. ReGenX may terminate the ReGenX License if we or our affiliates become insolvent, if we are greater than a specified number of days late in paying money due under the ReGenX License, or, effective immediately, if we or our affiliates, or sublicensees commence any action against ReGenX or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the ReGenX License for material breach if such breach is not cured within a specified number of days. Upon termination of the agreement, other than for ReGenX's material breach, we grant to ReGenX a non-exclusive, perpetual, irrevocable, worldwide, royalty-free, transferable, sublicenseable license under patentable modifications and improvements to any vector claimed by the licensed patents for use by ReGenX for the research, development and commercialization of products in any therapeutic indication.

Asklepios Biopharmaceutical, Inc.

        In May 2015, we entered into a non-exclusive license agreement with Asklepios Biopharmaceutical, Inc., or the AskBio License. Pursuant to the license agreement, AskBio granted us a non-exclusive, worldwide license under certain patent rights and know-how owned or controlled by AskBio, including certain patent rights owned by the University of North Carolina and licensed to AskBio, and relating to its self-complementary DNA technology to develop, make, have made, use, sell, offer to sell, import, export and distribute any products covered by the AskBio License, or AskBio licensed products, for the treatment of SMA in humans. The in-licensed patent rights are issued patents in the United States, and in Canada and Europe. There are two in-licensed patent families. The first patent family expires in November 2019 worldwide. The second patent family includes three issued United States patents with expiry dates between May 2021 and August 2023. The foreign counterparts expire in 2021. The patents relate to self-complementary technology and include claims to viral particles based on such technology, methods of manufacturing such viral particles, and methods of use in treatment. We have the right to sublicense the licensed technology to third parties with AskBio's prior approval. We assign to AskBio all right, title and interest in and to defined improvements to the licensed technology that we make and all patent rights covering those improvements. In return, we receive a non-exclusive, worldwide, royalty-free, transferable, sublicenseable, irrevocable, perpetual license to practice such improvements.

        The AskBio License required us to pay AskBio a one time upfront license fee of $1.0 million and an ongoing annual maintenance fee of $0.1 million each year during the term of the license agreement. We are also required to pay up to a total of $0.6 million in clinical development milestone payments and $9.0 million in sales based milestone payments.

        Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties based on the aggregate net sales of AskBio licensed products on a field by field basis starting at percentages in the low-single digits and increasing to mid-single digits. The royalties are payable on a country-by-country basis until the last to expire of the valid claims within the licensed patents that cover the AskBio licensed product in such country. These royalty rates are subject to reductions in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment of $3.0 million to AskBio as further detailed in the AskBio License. We must also pay AskBio a low double digit percentage of all consideration we receive from our sublicense of the licensed technology.

        We are required to use commercially reasonable efforts to research, develop, commercialize and sell AskBio licensed products for the treatment of SMA in humans throughout the term of the AskBio License. We do not have the right to control prosecution of the in-licensed patent applications, and AskBio has the sole right, but not the obligation, to enforce the in-licensed patents. In addition, our rights under the AskBio License are not assignable without the prior written consent of AskBio.

        Unless terminated earlier, the AskBio License automatically expires on the date on which we no longer have any payment obligation under the AskBio License. The AskBio License may be terminated prior to its expiration:

  •
  by us upon six months advance written notice to AskBio;

  •
  by either party upon the other party's breach of the AskBio License that is not cured within the specified cure period based on the nature of such breach;

  •
  by either party in the event of either party's bankruptcy, insolvency or certain similar occurrences;

  •
  by AskBio if, during a specified period of time and subject to certain conditions being met, we research, develop or commercialize an AAV-based treatment for hemophilia or we undergo a change of control with, or are otherwise acquired by, a third party that conducts such activities; or

  •
  by AskBio if we bring any action or proceeding challenging the validity or enforceability of any of the licensed patents.

        As of December 31, 2015, we have paid AskBio the $1.0 million upfront license fee and accrued $17 thousand in annual maintenance fees.

Government Regulation and Product Approval

        In the United States, the FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Applications to the FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA and, in limited instances the National Institutes of Health, or the NIH, through its Recombinant DNA Advisory Committee, or RAC. FDA approval also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

        Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, or the OCTGT, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee, or the CTGTAC, to advise CBER on its reviews. CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. Although the FDA has not yet approved any human gene therapy product for sale, it has provided guidance for the development of gene therapy products. This guidance includes a growing body of guidance documents on chemistry, manufacturing and control, or CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry's development of gene therapy products.

        Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Biologic Products Development Process

        Our product candidate must be approved by the FDA before it may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests and in vivo studies in accordance with the FDA's current Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

  •
  submission to the FDA of an application for an IND exemption, which allows human clinical trials to begin unless FDA objects within 30 days;

  •
  approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials according to the FDA's GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

  •
  preparation and submission to the FDA of a biologics license application ("BLA") for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

  •
  review of the product by an FDA advisory committee, if applicable;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate's identity, safety, strength, quality, potency and purity;

  •
  potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and

  •
  payment of user fees and FDA review and approval, or licensure, of the BLA.

        Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

        Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

        If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology

Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the RAC that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC's decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

        The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Human Clinical Trials Under an IND

        Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA's regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent.

        Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed. Clinical trials involving recombinant DNA also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

        Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

  •
  Phase 1.  The biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.

  •
  Phase 2.  The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

  •
  Phase 3.  Phase 3 clinical trials are commonly referred to as "pivotal" studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

        Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

        During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

        Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for: serious and unexpected adverse events; any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information.

        The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biologic product candidate has been associated with unexpected serious harm to patients.

Additional Regulation for Gene Therapy Clinical Trials

        In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

        The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.

Compliance with cGMP Requirements

        Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

        Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

        The results of the preclinical tests and clinical trials, together with detailed information relating to the product's CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

        For gene therapies, selecting patients with applicable genetic defects is a necessary condition to effective treatment. For the therapy we are currently developing, we believe that diagnoses based on existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, or CLIA, are sufficient to select appropriate patients and will be permitted by the FDA.

        Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual product fee for biologics and an annual establishment license fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

        The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the BLA.

        The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate's identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

        Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

        On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.

        If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biologic product's safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

        The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in 10 months after the FDA accepts the BLA for filing, and priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Orphan Drug Designation

        Under the Orphan Drug Act, the FDA may designate a biologic product as an "orphan drug" if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the United States for treatment of the disease or condition will be recovered from sales of the product). Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

        If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

Expedited Development and Review Programs

        The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a biologic product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review.

        Any product submitted to FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

  •
  Breakthrough therapy designation.  To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and rolling review.

  •
  Accelerated approval.  Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

        Fast Track designation, breakthrough therapy designation and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-approval Requirements

        Rigorous and extensive FDA regulation of biologic products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA, together with a release protocol, showing a summary of the history of manufacture of the lot and the results of all tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biologic products.

        A sponsor also must comply with the FDA's advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product's approved labeling (known as "off-label use"). Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

        Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of clinical trial by an IRB, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

U.S. Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor's U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Government Regulation Outside of the United States

        In addition to regulations in the United States, sponsors are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of biologic products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

        Whether or not a sponsor obtains FDA approval for a product, a sponsor must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. In the European Union, for example, a request for a Clinical Trial Authorization, or CTA, must be submitted to the competent regulatory authorities and the competent Ethics Committees in the European Union Member States in which the clinical trial takes place, much like FDA and the IRB, respectively. Once the CTA request is approved in accordance with the European Union and the European Union Member State's requirements, clinical trial development may proceed.

        The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements of the country or countries in which the clinical trial is performed, as well as the ethical principles that have their origin in the Declaration of Helsinki (whichever provides the greater protection to the clinical trial participants).

        Failure to comply with applicable foreign regulatory requirements may result in, among other things, fines, suspension, variation or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws and Regulations

        Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, or PPACA, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

  •
  the federal false claims and civil monetary penalties laws, including the civil False Claims Act, or the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

  •
  the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value to physicians, certain other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information; and

  •
  The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

  •
  state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

        Violation of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and imprisonment. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

Coverage and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

        Moreover, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

        Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. In order to obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the products, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

        The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

        In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow favorable reimbursement and pricing arrangements.

Health Reform

        The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

        By way of example, in March 2010, the PPACA was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the PPACA of importance to our business are:

  •
  an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

  •
  an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

  •
  a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

  •
  extension of a manufacturer's Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer's Medicaid rebate liability;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

        We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Additional Regulation

        In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in third countries that impose similar obligations.

U.S. Foreign Corrupt Practices Act

        The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.

Employees

        As of December 31, 2015, we had 18 full-time employees, five of whom hold Ph.D. or M.D. degrees, ten of whom are engaged in research and development activities and eight of whom are engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

        We currently operate in a single business segment, the developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. See "Note 3—Summary of Significant Accounting Policies—Segment Information" to our financial statements contained in Part II, Item 8 of this Annual Report.

Corporate Information

        We were originally formed under the laws of the state of Delaware in March 2010 under the name Biolife Cell Bank, LLC. In January 2012, we converted from a limited liability company to a Delaware corporation, Biolife Cell Bank, Inc. In January 2014, we amended and restated our certification of incorporation to change our name to AveXis, Inc. Our principal executive offices are located at 2275 Half Day Road, Suite 160, Bannockburn, Illinois 60015, and our telephone number is (847) 572-8280. Our website address is www.avexis.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the SEC. Our filings with the SEC are available free of charge on the SEC's website at www.sec.gov and on our website under the "Investors" tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

Item 1A.    Risk Factors

        Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks related to our financial position and need for capital

We have incurred net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

        Since inception, we have incurred significant net losses. Our net losses were $2.7 million, $15.7 million and $38.5 million for the years ended December 31, 2013, 2014 and 2015, respectively. As of December 31, 2015, we had an accumulated deficit of $58.6 million. We have devoted substantially all of our efforts to research and development, including clinical development of our gene therapy product candidate, AVXS-101, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

  •
  continue our research and the preclinical and clinical development of our product candidate, including our ongoing Phase 1 and other planned clinical trials for AVXS-101;

  •
  initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;

  •
  prepare our biologics license application, or BLA, and marketing authorization application for AVXS-101;

  •
  manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;

  •
  establish and validate a commercial-scale cGMP manufacturing facility;

  •
  further develop our gene therapy product candidate portfolio;

  •
  establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

  •
  develop, maintain, expand and protect our intellectual property portfolio;

  •
  acquire or in-license other product candidates and technologies; and

  •
  seek marketing approval for AVXS-101 in the European Union and in other key geographies.

        To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of AVXS-101, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. We currently only have one product candidate, AVXS-101 and we may never acquire, in-license or develop additional product candidates. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

        Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of AVXS-101, our expenses could increase and revenue could be further delayed.

We have never generated revenue from product sales and may never be profitable.

        Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, AVXS-101 and any additional product candidates that we may pursue in the future. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our future collaborators', success in:

  •
  completing research and preclinical and clinical development of our current product candidate in a timely and successful manner;

  •
  seeking and obtaining regulatory and marketing approvals for any future product candidates for which we complete clinical trials;

  •
  launching and commercializing any future product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

  •
  qualifying for coverage and adequate reimbursement by government and third-party payors for AVXS-101 both in the U.S. and internationally;

  •
  maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for AVXS-101 that is compliant with cGMPs;

  •
  establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for our product candidate, if approved;

  •
  obtaining market acceptance, if and when approved, of our product candidate as a viable treatment option by patients, the medical community, and third-party payors;

  •
  effectively addressing any competing technological and market developments;

  •
  implementing additional internal systems and infrastructure, as needed;

  •
  negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;

  •
  maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;

  •
  avoiding and defending against third-party interference or infringement claims; and

  •
  attracting, hiring and retaining qualified personnel.

        Even if any product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if the FDA, the EMA or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

        Many of these factors are beyond our control. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

        We are a development-stage company founded in 2010, and we did not begin research and development activities for the treatment of SMA with AVXS-101 until 2013. Our efforts to date, with respect to the development of AVXS-101, have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying AVXS-101 as a potential gene therapy product candidate and undertaking a clinical trial of that product candidate and establishing collaborations. We have not yet demonstrated the ability to complete late stage clinical trials of AVXS-101 or any other product candidate, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience developing gene therapy products.

        We do not currently have the ability to perform the sales, marketing and manufacturing functions necessary for the production and sale of AVXS-101 on a commercial scale. Our only product candidate is AVXS-101, which may be required to undergo significant additional clinical trials before it can be commercialized, if at all. The successful commercialization of AVXS-101 will require us to perform a variety of functions, including:

  •
  continuing clinical development of AVXS-101;

  •
  obtaining required regulatory approvals;

  •
  formulating and manufacturing product candidates; and

  •
  conducting sales and marketing activities.

        We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We will need to transition at some point from a company with a research and development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

        We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of, and seek marketing approval for, AVXS-101. In addition, if we obtain marketing approval for our product candidate, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. While we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operating plans through the end of 2017, we anticipate that we will need additional funding to complete the development of AVXS-101 and any future product candidates.

        Our future capital requirements will depend on many factors, including:

  •
  the progress and results of our current and planned clinical trials of AVXS-101;

  •
  the scope, progress, results and costs of drug discovery, laboratory testing, manufacturing, preclinical development and clinical trials for any other product candidates that we may pursue in the future, if any;

  •
  the costs, timing and outcome of regulatory review of AVXS-101 and any other product candidates we may develop;

  •
  the costs of establishing and maintaining our own commercial-scale cGMP manufacturing facility;

  •
  the costs associated with the manufacturing process development and evaluation of third-party manufacturers;

  •
  the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for AVXS-101 or any other product candidates we may develop for which we receive marketing approval;

  •
  revenue, if any, received from commercial sale of AVXS-101 or other product candidates, should any of our product candidates receive marketing approval;

  •
  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

  •
  our current collaboration and license agreements remaining in effect and our achievement of milestones under those agreements;

  •
  our ability to establish and maintain additional collaborations and licenses on favorable terms, if at all; and

  •
  the extent to which we acquire or in-license other product candidates and technologies.

        Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, will be derived from or based on sales of product candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that are not favorable to us. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all.

Risks related to the development of our current product candidate

The development and commercialization of AVXS-101, or any other product candidates we may develop, is subject to many risks. If we do not successfully develop and commercialize any product candidate, our business will be adversely affected.

        We are currently focusing our development efforts on solely one gene therapy product candidate, AVXS-101 for the treatment of SMA. We also intend to in-license or develop additional product candidates for the treatment of rare and life-threatening neurological genetic diseases. The development and commercialization of AVXS-101 or any other product candidate we may develop is subject to many risks, including:

  •
  the FDA will require additional clinical trials beyond what we currently expect prior to approval of AVXS-101;

  •
  the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

  •
  the FDA may disagree with our proposed design of future clinical trials of AVXS-101;

  •
  the FDA may not accept data generated at our clinical study site;

  •
  we may be unable to obtain and maintain regulatory approval of our product candidate in the United States and foreign jurisdictions;

  •
  the prevalence and severity of any side effects of any product candidate could delay or prevent commercialization, limit the indications for any approved product candidate, require the establishment of a risk evaluation and mitigation strategy, or REMS, or cause an approved product candidate to be taken off the market;

  •
  the FDA may identify deficiencies in our manufacturing processes or facilities or those of our third-party manufacturers;

  •
  the FDA may change its approval policies or adopt new regulations;

  •
  the third-party manufacturers we expect to depend on to supply or manufacture our product candidates may not produce adequate supply;

  •
  we, or our third-party manufacturers may not be able to source or produce cGMP materials for the production of AVXS-101;

  •
  we may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products;

  •
  we may not be able to obtain adequate supply of AVXS-101 for our clinical trials;

  •
  we depend on clinical research organizations, or CROs, to conduct our clinical trials;

  •
  we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;

  •
  we may not be able to demonstrate that our product candidate is safe and effective as a treatment for its indications to the satisfaction of the FDA or other similar regulatory bodies, and we may not be able to achieve and maintain compliance with all regulatory requirements applicable to our products;

  •
  we may not be able to maintain a continued acceptable safety profile of our products following approval;

  •
  we may be unable to establish or maintain collaborations, licensing or other arrangements;

  •
  the market may not accept AVXS-101 or any other product candidate we may develop;

  •
  we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations, and the effectiveness of our own or any future strategic collaborators' marketing, sales and distribution strategy and operations will affect our profitability;

  •
  we may not be able to successfully develop and expand our sales, marketing, and distribution capabilities for AVXS-101, nor to successfully launch commercial sales if we obtain marketing approval;

  •
  we may experience competition from existing products or new products that may emerge;

  •
  we and our licensors may be unable to successfully obtain, maintain, defend and enforce intellectual property rights important to protect AVXS-101; and

  •
  we may not be able to obtain and maintain coverage and adequate reimbursement from third-party payors.

        If any of these risks materializes, we could experience significant delays or an inability to successfully commercialize AVXS-101 or any other product candidate we may develop, which would have a material adverse effect on our business, financial condition and results of operations.

AVXS-101 is based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, no gene therapy product has been approved in the United States and only one such product has been approved in the European Union.

        We have concentrated our research and development efforts on AVXS-101 for the treatment of SMA and our future success depends on our successful development of that product candidate. There can be no assurance that we will not experience problems or delays in developing our product candidate and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity through third-party manufacturers or our own cGMP facility, which would prevent us from completing our clinical trials, meeting the obligations of our collaborations, or commercializing our product candidates on a timely or profitable basis, if at all. For example, we may uncover a previously unknown risk associated with AVXS-101 or risks we are aware of, such as the elevated liver function enzymes we observed in the patients treated in the clinical trials for AVXS-101, may be more problematic than we currently believe and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.

        In addition, the product specifications and the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. For example, the FDA and the EMA have different requirements regarding what constitutes an acceptable antibiotic-resistant genetic marker for plasmid selection needed for the production of AVXS-101. From an FDA perspective, both ampicillin-resistant and kanamycin-resistant genetic markers are acceptable, while from an EMA perspective, only kanamycin-resistant genetic markers are acceptable. As a result, we have begun to transition to kanamycin-resistant plasmid selection for all future clinical trials, including clinical trials to be conducted in the European Union. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only one gene therapy product, uniQure N.V.'s Glybera, has received marketing authorization from the European Commission. In addition, there is no drug specifically approved for SMA. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for AVXS-101 in either the United States or the European Union or how long it will take to commercialize our product candidate. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

        Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, also are potentially subject to review by the NIH Office of Biotechnology Activities' Recombinant DNA Advisory Committee, or the RAC; however, the NIH recently announced that the RAC will soon only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution's institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidate. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

        These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of AVXS-101 or future product candidates or lead to significant post-approval limitations or restrictions. As we advance AVXS-101, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of AVXS-101. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

Success in preclinical studies or early clinical trials, including in our ongoing Phase 1 clinical trial, may not be indicative of results obtained in later trials.

        Results from preclinical studies or early stage clinical trials such as our ongoing Phase 1 clinical trial are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. AVXS-101 may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies and thus far in our ongoing phase 1 clinical trial. The clinical trial process may fail to demonstrate that AVXS-101 is safe for humans and effective for indicated uses. This failure would cause us to abandon AVXS-101, which is currently our only product candidate. Our ongoing Phase 1 clinical trial has involved a small patient population and the duration of treatment has been relatively short. In addition, our ongoing Phase 1 clinical trial of AVXS-101 does not include a placebo control or other comparator, such as a natural history study. The FDA may likely request that any pivotal trial of AVXS-101 would need to include a placebo control or other comparator and would need to demonstrate efficacy over a much longer period than we have observed to date. Because of the small sample size and other changes to the design of the clinical trial that we would expect in a pivotal trial, the results of our ongoing Phase 1 clinical trial may not be indicative of results of future clinical trials.

        There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. This may be particularly true for design of a pivotal trial for the treatment of SMA as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for SMA. In our ongoing Phase 1 clinical trial of AVXS-101, we have used event-free survival as the primary efficacy endpoint, with an "event" defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively. Although none of the 15 patients receiving AVXS-101 had experienced an event as of December 31, 2015, clinical trials are inherently unpredictable, and there are no assurances that all of these patients will remain event-free for the duration of the Phase 1 trial. Furthermore, there is no assurance that the FDA will determine event-free survival to be an acceptable efficacy endpoint in a pivotal trial. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of AVXS-101.

        Identifying and qualifying patients to participate in clinical trials of AVXS-101 is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of AVXS-101 may be delayed. These delays could result in increased costs, delays in advancing AVXS-101, delays in testing the effectiveness of AVXS-101 or termination of clinical trials altogether. In addition, our ongoing Phase 1 clinical trial is being conducted at a single clinical site and we may need to add additional clinical sites for future clinical trials.

        We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

  •
  size of the patient population and process for identifying subjects;

  •
  design of the trial protocol;

  •
  eligibility and exclusion criteria;

  •
  perceived risks and benefits of the product candidate under study;

  •
  perceived risks and benefits of gene therapy-based approaches to treatment of diseases;

  •
  availability of competing therapies and clinical trials;

  •
  severity of the disease under investigation;

  •
  proximity and availability of clinical trial sites for prospective subjects;

  •
  ability to obtain and maintain subject consent;

  •
  risk that enrolled subjects will drop out before completion of the trial;

  •
  patient referral practices of physicians; and

  •
  ability to monitor subjects adequately during and after treatment.

        AVXS-101 is being developed to treat a rare condition. We plan to seek initial marketing approval in the United States and the European Union. Subject to the results of our Phase 1 clinical trial and further discussions with the FDA, we currently anticipate that any pivotal trial of AVXS-101 would need to include a placebo control or other comparator. Patients may opt not to enroll in our pivotal trial because they are not assured to receive treatment with our product candidate. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

  •
  difficulty in establishing or managing relationships with CROs and physicians;

  •
  different standards for the conduct of clinical trials;

  •
  absence in some countries of established groups with sufficient regulatory expertise for review of gene therapy protocols;

  •
  our inability to locate qualified local consultants, physicians and partners; and

  •
  the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

        If we have difficulty enrolling a sufficient number of patients or finding additional clinical sites to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

Because the number of subjects in our clinical trial to date is small and have all been treated at one clinical trial site, the results from our Phase 1 clinical trial, once completed, may be less reliable than results achieved in larger clinical trials.

        A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In our ongoing Phase 1 clinical trial, we are analyzing the effect of AVXS-101 on SMA Type 1 in 15 patients at one clinical site. The preliminary results of studies with smaller sample sizes and at a single site, such as our ongoing Phase 1 clinical trial, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects. As a result, there may be less certainty that AVXS-101 would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of AVXS-101, we may not achieve a statistically significant result or the same level of statistical significance, if any, seen in our Phase 1 clinical trial, once completed.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

        Before obtaining marketing approval from regulatory authorities for the sale of AVXS-101, we must conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

  •
  delays in reaching a consensus with regulatory authorities on trial design;

  •
  delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

  •
  delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;

  •
  delays in recruiting suitable subjects to participate in our future clinical trials, including because such trials may be placebo-controlled trials and patients are not guaranteed to receive treatment with our product candidate;

  •
  imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

  •
  failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

  •
  failure to perform in accordance with FDA good clinical practices, or GCP, or applicable regulatory guidelines in the European Union and other countries;

  •
  delays in the testing, validation, manufacturing and delivery of AVXS-101 to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

  •
  delays in having subjects complete participation in a trial or return for post-treatment follow-up;

  •
  clinical trial sites or subjects dropping out of a trial;

  •
  selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

  •
  occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

  •
  occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or

  •
  changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

        Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to AVXS-101, we may need to conduct additional studies to bridge our modified product candidate to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize AVXS-101 or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize AVXS-101 and may harm our business, financial condition, results of operations and prospects.

        Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with AVXS-101, we may:

  •
  be delayed in obtaining marketing approval for AVXS-101, if at all;

  •
  obtain approval for indications or patient populations that are not as broad as intended or desired;

  •
  obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

  •
  be subject to additional post-marketing testing requirements;

  •
  be subject to changes in the way the product is administered;

  •
  be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

  •
  have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified REMS;

  •
  be subject to the addition of labeling statements, such as warnings or contraindications;

  •
  be sued; or

  •
  experience damage to our reputation.

        Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

As we evaluate and develop manufacturing process improvements to AVXS-101, we may be required to conduct comparability studies, which may result in delays to the development and approval process for our current or future programs and increased costs resulting from additional nonclinical trials.

        We are in the process of transitioning to kanamycin-resistant genetic markers for plasmid selection from ampicilin-resistant genetic markers used in AVXS-101 for our ongoing Phase 1 clinical trial. In addition, we expect to continue to evaluate and develop manufacturing process improvements to AVXS-101. As a result, the FDA or other regulatory authorities may require a clinical bridging study, or comparability study, showing comparability to prior batches of AVXS-101, which could delay the development process. If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional nonclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

  •
  be delayed in obtaining marketing approval for our product candidates;

  •
  not obtain marketing approval at all;

  •
  obtain approval for indications or patient populations that are not as broad as intended or desired;

  •
  be subject to post-marketing testing requirements; or

  •
  have the product removed from the market after obtaining marketing approval.

        Our product development costs also will increase if we experience delays in testing or regulatory approvals. We do not know whether any of our nonclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant nonclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our nonclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

AVXS-101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

        During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during the Phase 1 clinical trial of AVXS-101. As of December 31, 2015, we observed a total of 10 serious adverse events in seven patients, eight of which were determined by the investigator to not be related to AVXS-101. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations. In addition, it is possible that as we test AVXS-101 or any other product candidate in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that AVXS-101 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.

        There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other vectors. While new recombinant vectors have been developed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient's health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect we may decide or be required to halt or delay further clinical development of AVXS-101.

        In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated.

        If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, AVXS-101 for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of AVXS-101, the commercial prospects of such product candidate may be harmed and our ability to generate product revenues from this product candidate may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

        Additionally, if AVXS-101 receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by AVXS-101, several potentially significant negative consequences could result, including:

  •
  regulatory authorities may suspend or withdraw approvals of such product candidate;

  •
  regulatory authorities may require additional warnings on the label;

  •
  we may be required to change the way a product candidate is administered or conduct additional clinical trials;

  •
  we could be sued and held liable for harm caused to patients; and

  •
  our reputation may suffer.

        Any of these events could prevent us from achieving or maintaining market acceptance of AVXS-101 and could significantly harm our business, prospects, financial condition and results of operations.

As an organization, we are in the process of conducting our first Phase 1 clinical trial, and have never conducted pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including AVXS-101.

        We will need to successfully complete our ongoing Phase 1 clinical trial and complete pivotal clinical trials in order to obtain FDA approval to market AVXS-101. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are in the process of conducting our first Phase 1 clinical trial, have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a BLA for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of AVXS-101 will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of AVXS-101. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVXS-101.

If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as AVXS-101, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

        Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA's Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

        Each of the FDA and European Commission granted AVXS-101 orphan drug designation for the treatment of SMA Type 1 in October 2014 and June 2015, respectively. The designation of AVXS-101 as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidate prior to our product candidate receiving exclusive marketing approval. For example, the FDA has granted orphan drug designation for the treatment of patients with SMA to Ionis Pharmaceuticals, Inc. for Nusinersen and to Trophos SA, which has been acquired by Roche Holding Ltd, for olesoxime.

        Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. We are continuing to evaluate other manufacturing suppliers, technologies and methods, including our intention to develop our own in-house manufacturing capabilities.

        Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

  •
  the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

  •
  the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

  •
  the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize AVXS-101 and the approval may be for a more narrow indication than we seek.

        We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if AVXS-101 meets its safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

        Regulatory authorities also may approve a product candidate for more limited indications than requested (such as approving AVXS-101 only for a subset of SMA Type 1 patients) or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of AVXS-101. Any of the foregoing scenarios could materially harm the commercial prospects for AVXS-101 and materially and adversely affect our business, financial condition, results of operations and prospects.

Even if we obtain regulatory approval for a product candidate, our product candidates will remain subject to regulatory oversight.

        Even if we obtain any regulatory approval for AVXS-101, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for AVXS-101 may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years, and our current and each of our proposed clinical trials for AVXS-101 includes a 15 year long-term follow-up phase, limited to confirmed data collection from annual visits with standard care physicians. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

        In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

        If we fail to comply with applicable regulatory requirements following approval of AVXS-101, a regulatory authority may:

  •
  issue a warning letter asserting that we are in violation of the law;

  •
  seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

  •
  suspend or withdraw regulatory approval;

  •
  suspend any ongoing clinical trials;

  •
  refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

  •
  restrict the marketing or manufacturing of the product;

  •
  seize or detain the product or otherwise require the withdrawal of the product from the market;

  •
  refuse to permit the import or export of product candidates; or

  •
  refuse to allow us to enter into supply contracts, including government contracts.

        Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize AVXS-101 and adversely affect our business, financial condition, results of operations and prospects.

        In addition, the FDA's policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of AVXS-101. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize AVXS-101.

        We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. We also may compete with these organizations to recruit management, scientists and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

        New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. Competition in drug development is intense. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

        We are aware of several companies focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against AVXS-101. In addition to a gene therapy-based solution such as AVXS-101, alternative approaches for the treatment of SMA include alternative splicing and neuroprotection.

        Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render AVXS-101 uneconomical or obsolete, and we may not be successful in marketing AVXS-101 against competitors.

        In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors' products. The availability of our competitors' products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.

Even if we obtain and maintain approval for AVXS-101 from the FDA, we may never obtain approval for AVXS-101 outside of the United States, which would limit our market opportunities and adversely affect our business.

        Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of AVXS-101 outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product candidates, if approved, is also subject to approval. We intend to submit a marketing authorization application to the EMA for approval of AVXS-101 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of AVXS-101 in certain countries.

        Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for AVXS-101 may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of AVXS-101 will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.

Risks related to our reliance on third parties

A third party has conducted the only clinical trial of AVXS-101 to date and had sponsored this trial through November 6, 2015, and our ability to influence the design and conduct of this trial has been limited. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of AVXS-101 may delay or impair our ability to obtain regulatory approval for AVXS-101 and result in liability for us.

        Until November 6, 2015, we had not sponsored any clinical trials relating to AVXS-101. Prior to that, our third-party research institution collaborator, Nationwide Children's Hospital, or NCH, had sponsored our Phase 1 clinical trial relating to this product candidate under an investigational new drug application, or IND, held by Dr. Jerry Mendell, the principal investigator at NCH. We plan to assume control of the overall clinical and regulatory development of AVXS-101 for future clinical trials. Although we sponsor the clinical trial, NCH has certain reversionary rights in the case of acts or omissions constituting negligence or willful misconduct or failure to comply with applicable law. Failure to maintain sponsorship of INDs for AVXS-101 could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for AVXS-101, either of which could have a material adverse effect on our business.

        Further, we did not control the design or conduct of the previous trial. It is possible that the FDA will not accept the previous trial as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in the previous trial. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part the clinical trial previously conducted by NCH, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to AVXS-101. Any such delay or liability could have a material adverse effect on our business.

        Although we plan to assume control of the overall clinical and regulatory development of AVXS-101 going forward, to date, we have been dependent on contractual arrangements with NCH and will continue to be until we assume control. Such arrangements provide us certain information rights with respect to the previous trial, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the previous trial. If these obligations are breached by NCH, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trial been a corporate-sponsored trial, then our ability to design and conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from the clinical trial. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

We may in the future enter into collaborations with third parties to develop AVXS-101. If these collaborations are not successful, our business could be adversely affected.

        We may potentially enter into collaborations with third parties in the future. Any collaborations we enter into in the future may pose several risks, including the following:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

  •
  collaborators may not perform their obligations as expected;

  •
  the clinical trials conducted as part of these collaborations may not be successful;

  •
  collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

  •
  collaborators may delay clinical trials, provide insufficient funding for clinical trials, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

  •
  we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;

  •
  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

  •
  product candidates developed in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

  •
  a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

  •
  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;

  •
  collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

  •
  disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;

  •
  collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

  •
  collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

        If any such potential future collaborations do not result in the successful development and commercialization of product candidates, or if one of our future collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of AVXS-101 could be delayed and we may need additional resources to develop AVXS-101. In addition, if one of our future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization apply to the activities of our potential future collaborators.

        We may in the future determine to collaborate with other pharmaceutical and biotechnology companies for development and potential commercialization of AVXS-101. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of several factors. If we license rights to AVXS-101, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We may not be successful in finding strategic collaborators for continuing development of AVXS-101 or successfully commercializing or competing in the market for certain indications.

        We may seek to develop strategic partnerships for developing AVXS-101, due to capital costs required to develop the product candidate or manufacturing constraints. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for AVXS-101 because our research and development pipeline may be insufficient, AVXS-101 may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view AVXS-101 as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under existing collaboration agreements from entering into future agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

        If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop AVXS-101 and our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

        Because we currently rely on NCH and other third parties to manufacture AVXS-101 and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

        Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. A competitor's discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

We are in the process of changing our third-party manufacturer of AVXS-101 and, although we intend to establish our own AVXS-101 manufacturing facility, we expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.

        Until such time as we establish our manufacturing facility that has been properly validated to comply with FDA cGMP requirements, we will not be able to independently manufacture material for our planned preclinical and clinical programs. Even following our establishment of a validated cGMP manufacturing facility, we intend to maintain third-party manufacturing capabilities in order to provide multiple sources of supply. We currently rely on NCH for the production of AVXS-101 for our ongoing Phase 1 clinical trial materials. For future clinical trials of AVXS-101, we intend to utilize materials manufactured by cGMP compliant third-party manufacturers. In the event that the establishment of our own manufacturing facility is delayed and if these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture AVXS-101 in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of AVXS-101. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of AVXS-101 and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

        We have initiated a technology transfer of the current manufacturing process of AVXS-101 to SAFC Carlsbad, Inc., or SAFC, a cGMP manufacturing facility, and intend to utilize material manufactured by SAFC or another third-party manufacturer in our future clinical trials of AVXS-101. This technology transfer process is still underway, and to date, SAFC has not successfully produced a batch of AVXS-101. We will need to perform analytical and other animal or cell-based tests to demonstrate that materials produced by SAFC, or any other third-party manufacturer that we engage, is comparable in all respects, including potency, to the product produced by NCH and utilized in our Phase 1 clinical trial of AVXS-101. There is no assurance that SAFC, or any other future third-party manufacturer that we engage, will be successful in producing AVXS-101, that any such product will pass the required comparability testing, or that any materials produced by SAFC or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials produced by NCH. Once the technology transfer to SAFC is complete, we believe that our manufacturing network will have sufficient capacity to meet demand for AVXS-101 for our future U.S. clinical trials. Although we have identified additional third-party cGMP-compliant manufacturers that we believe we will be able to contract with in order to provide additional sources of such materials, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. In addition, we may change our manufacturing process for AVXS-101, which could cause delays in production as we and our third-party manufacturers seek to improve and streamline the process.

        In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of AVXS-101. Although we intend to establish multiple sources for long-term supply, including our own commercial-scale cGMP-compliant manufacturing facility and one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the raw materials and consumables necessary for the production of AVXS-101. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of AVXS-101 for future clinical trials or to meet initial commercial demand in the U.S. In addition to NCH and SAFC, we currently rely, and expect to continue to rely, on additional third parties to manufacture ingredients of AVXS-101 and to perform quality testing. Even following our establishment of our own cGMP-compliant manufacturing capabilities, we intend to maintain third-party manufacturers for these ingredients, as well as to serve as additional sources of AVXS-101, which will expose us to risks including:

  •
  reduced control for certain aspects of manufacturing activities;

  •
  termination or nonrenewal of manufacturing and service agreements with third parties in a manner or at a time that is costly or damaging to us; and

  •
  disruptions to the operations of our third-party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider.

        Building our own manufacturing facility will require additional investment, will be time-consuming and may be subject to delays, including because of shortage of labor or compliance with regulatory requirements. In addition, building a manufacturing facility may cost more than we currently anticipate. Delays or problems in the build out of our manufacturing facility may adversely impact our ability to provide supply for the development and commercialization of AVXS-101 as well as our financial condition.

        Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize AVXS-101. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

To the extent we rely on a third-party manufacturing facility for commercial supply, that third party will be subject to significant regulatory oversight with respect to manufacturing our product candidates. Third-party manufacturing facilities may not meet regulatory requirements.

        The preparation of therapeutics for clinical trials or commercial sale is subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of outside agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. We must supply all necessary documentation in support of a BLA or other marketing authorization application on a timely basis and must adhere to the FDA's and the European Union's cGMP requirements which are enforced, in the case of the FDA, through its facilities inspection program. To the extent that we utilize third-party facilities for commercial supply, the third party's facilities and quality systems must pass an inspection for compliance with the applicable regulations as a condition of regulatory approval. In addition, the regulatory authorities may, at any time, audit or inspect the third-party manufacturing facility or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a plant inspection, the EMA will not issue a positive opinion concerning the marketing authorization application and FDA approval of the product candidates will not be granted.

        We do not directly control the manufacturing of, and are completely dependent on, our contract manufacturers for compliance with the cGMP. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers' facility. Our failure, or the failure of our third parties, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

        Our potential future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks related to the commercialization of AVXS-101

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience and could experience production problems that result in delays in our development or commercialization programs or otherwise adversely affect our business.

        We have limited experience manufacturing AVXS-101. Although we intend to establish our own manufacturing facility to support a commercial launch, if we are unable to do so, we may be unable to produce commercial materials or meet demand, if any should develop, for AVXS-101. Any such failure could delay or prevent our development of AVXS-101 and would have a material adverse effect on our business, financial condition and results of operations.

        We currently have a contract with NCH to manufacture clinical supplies of AVXS-101 for our ongoing Phase 1 clinical trial and are in the process of moving our manufacturing process to SAFC in order to produce AVXS-101 for future clinical trials. The manufacturing process we use to produce AVXS-101 is complex, novel and has not been validated for commercial use. In order to produce sufficient quantities of AVXS-101 for future clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at SAFC or other third-party manufacturers, as well as through our own planned commercial scale manufacturing facility. We may need to change our current manufacturing process, but there are no assurances that we will be able to produce sufficient quantities of AVXS-101, due to several factors, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

        The production of AVXS-101 requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that AVXS-101 is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

        In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. NCH has experienced a lot failure in the past and there is no assurance we will not experience such failures in the future. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

        We also may encounter problems hiring and retaining the experienced specialist scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

        Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for AVXS-101 or future product candidates.

If we are unable to establish sales, medical affairs and marketing capabilities or enter into agreements with third parties to market and sell AVXS-101, we may be unable to generate any product revenue.

        We currently have no sales and marketing organization. To successfully commercialize any product candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding AVXS-101 with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of AVXS-101. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

        Our efforts to educate the medical community and third-party payors on the benefits of AVXS-101 may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential product candidate. If AVXS-101 is approved but fails to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenues from such product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If the market opportunities for AVXS-101 are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

        We currently focus our research and product development on treatments for SMA, a severe genetic and orphan disease. Our understanding of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with AVXS-101, are based on estimates in published literature and by SMA foundations. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidate or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

        Further, there are several factors that could contribute to making the actual number of patients who receive our potential product candidate less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as SMA, will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage. Lastly, certain patients' immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

The commercial success of AVXS-101 will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

        Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting AVXS-101. Even with the requisite approvals from the FDA in the United States, the EMA in the European Union and other regulatory authorities internationally, the commercial success of AVXS-101 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and AVXS-101 in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, AVXS-101, if approved for commercial sale, will depend on several factors, including:

  •
  the efficacy and safety of AVXS-101 as demonstrated in clinical trials;

  •
  the efficacy, potential and perceived advantages of AVXS-101 over alternative treatments;

  •
  the cost of treatment relative to alternative treatments;

  •
  the clinical indications for which AVXS-101 is approved by the FDA or the European Commission;

  •
  patient awareness of, and willingness to seek, genotyping;

  •
  the willingness of physicians to prescribe new therapies;

  •
  the willingness of the target patient population to try new therapies;

  •
  the prevalence and severity of any side effects;

  •
  product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product's approved labeling;

  •
  the approval of genetic screening for SMA in newborns by applicable federal and state regulatory authorities;

  •
  relative convenience and ease of administration;

  •
  the strength of marketing and distribution support;

  •
  the timing of market introduction of competitive products;

  •
  the availability of products and their ability to meet market demand;

  •
  publicity concerning our product candidate(s) or competing products and treatments;

  •
  any restrictions on the use of our products together with other medications; and

  •
  favorable third-party payor coverage and adequate reimbursement.

        Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

Delays in obtaining regulatory approval of our manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts. To date, to our knowledge, no cGMP gene therapy manufacturing facility in the United States has received approval from FDA for the manufacture of an approved gene therapy product.

        Before we can begin to commercially manufacture AVXS-101, whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from FDA for our manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. To date, no cGMP gene therapy manufacturing facility in the United States has received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before AVXS-101 can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

Our gene therapy approach utilizes a vector derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our AVXS-101 gene therapy product candidate and adversely affect our ability to conduct our business or obtain regulatory approvals for AVXS-101.

        Gene therapy remains a novel technology, with, to our knowledge, no gene therapy product approved to date in the United States and only one gene therapy product approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, a public backlash developed against gene therapy following the death in September 1999 of a patient who had volunteered for a gene therapy clinical trial that utilized an adenovirus vector at University of Pennsylvania School of Medicine. Researchers at the university had infused the volunteer's liver with a gene aimed at reversing OTC deficiency. The procedure triggered an extreme immune-system reaction that caused multiple organ failure in a very short time, leading to the first death to occur as a direct result of a gene therapy experiment. In addition, in two gene therapy studies in 2003, 20 subjects treated for X-linked severe combined immunodeficiency using a murine gamma-retroviral vector showed correction of the disease. However, the studies were suspended by FDA after a child in France developed leukemia and ultimately four other subjects were found to have developed leukemia.

        In addition, our success will depend upon physicians who specialize in the treatment of SMA and prescribing treatments that involve the use of AVXS-101 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of AVXS-101 or demand for any product candidate we may develop. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors' products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of AVXS-101, stricter labeling requirements for AVXS-101 that are approved and a decrease in demand for AVXS-101.

Failure to comply with ongoing regulatory requirements could cause us to suspend production or put in place costly or time-consuming remedial measures.

        The regulatory authorities may, at any time following approval of a product for sale, audit the manufacturing facilities for such product. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon our third-party manufacturer or us could materially harm our business, financial condition, results of operations and prospects.

        If we or our third-party manufacturer fails to comply with applicable cGMP regulations, the FDA and foreign regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be materially harmed.

        Additionally, if supply from a manufacturing facility is interrupted, there could be a significant disruption in commercial supply of AVXS-101. We do not currently have a backup manufacturer for AVXS-101 supply for clinical trials, and have not selected a manufacturer or backup manufacturer for AVXS-101 supply for commercial sale. An alternative manufacturer would need to be qualified, through a supplement to its regulatory filing, which could result in further delay. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.

        Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce AVXS-101 on schedule and could, therefore, harm our results of operations and cause reputational damage.

        Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of AVXS-101 could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidate(s), if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

        We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of AVXS-101 will depend substantially, both domestically and abroad, on the extent to which the costs of AVXS-101 will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor's determination that use of a product is:

  •
  a covered benefit under its health plan;

  •
  safe, effective and medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective; and

  •
  neither experimental nor investigational.

        Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize AVXS-101. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

        There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors develop their coverage and reimbursement policies. However, no uniform policy of coverage and reimbursement exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. One payor's determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or the CMS, the agency responsible for administering the Medicare program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. Moreover, reimbursement agencies in the European Union may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for AVXS-101.

        Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. For example, one gene therapy product was approved in the European Union in 2012 but is yet to be widely available commercially. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidate. Accordingly, in markets outside the United States, the reimbursement for our product candidate may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.

        Additionally, in countries where the pricing of gene therapy products is subject to governmental control, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

        Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for AVXS-101. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and the CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover AVXS-101 if we or our partners are ultimately able to commercialize it. We expect to experience pricing pressures in connection with the sale of AVXS-101 due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.

If we obtain approval to commercialize AVXS-101 outside of the United States, in particular in the European Union, a variety of risks associated with international operations could materially adversely affect our business.

        We expect that we will be subject to additional risks in commercializing AVXS-101 outside the United States, including:

  •
  different regulatory requirements for approval of drugs and biologics in foreign countries;

  •
  reduced protection for intellectual property rights;

  •
  the existence of additional third party patent rights of potential relevance to our business;

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements;

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets;

  •
  compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

  •
  foreign reimbursement, pricing and insurance regimes;

  •
  workforce uncertainty in countries where labor unrest is more common than in the United States;

  •
  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

  •
  business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

Interruptions in the supply of product or inventory loss may adversely affect our operating results and financial condition.

        AVXS-101 is manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of AVXS-101 subjects us to production risks. While product batches released for use in clinical trials or, in the future, for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate product candidates not complying with stability requirements or specifications. AVXS-101 must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, AVXS-101's remaining shelf-life could be impaired or its efficacy and safety could be adversely affected, making it no longer suitable for use.

        The occurrence, or suspected occurrence, of production and distribution difficulties can lead to lost inventories and, in some cases, product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished AVXS-101 or the loss thereof could hinder our ability to timely distribute AVXS-101 and satisfy customer demand. Any unforeseen failure in the storage of the product or loss in supply could delay our clinical trials and, if AVXS-101 is approved, result in a loss of our market share and negatively affect our business, financial condition, results of operations and prospects.

If AVXS-101 becomes subject to a product recall it could harm our reputation, business and financial results.

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the product would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our product candidate in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us could occur as a result of manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our product candidate would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our product candidate in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, we could be required to report those actions as recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

Risks related to our business operations

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

        Although a substantial amount of our efforts will focus on the Phase 1 clinical trial and potential approval of AVXS-101, a key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat rare and life-threatening neurological genetic diseases. We intend to do so by exploring strategic partnerships for the development of new products and in-licensing technologies leading to the development of new product candidates. Identifying new product candidates requires substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:

  •
  the research methodology used may not be successful in identifying potential product candidates;

  •
  competitors may develop alternatives that render our product candidates obsolete;

  •
  product candidates we develop may nevertheless be covered by third parties' patents or other exclusive rights;

  •
  a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

  •
  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

  •
  a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

        If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.

We may fail to capitalize on other potential product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.

        The success of our business depends upon our ability to develop and commercialize AVXS-101. AVXS-101 may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the product unmarketable or unlikely to receive marketing approval.

        Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

        If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

        We are highly dependent on members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. We currently do not have "key person" insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

        Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to build and integrate our new management team, our business could be harmed.

        Since May 2015, our executive management team has undergone significant change, including the resignation from employment of our former President and Chief Executive Officer. In addition, in June 2015, Sean P. Nolan joined our company as our new President and Chief Executive Officer and we appointed Dr. Brian Kaspar as our Chief Scientific Officer. In September 2015, Thomas J. Dee was appointed as our Chief Financial Officer, James L'Italien was appointed as our Chief Regulatory and Quality Officer, Sukumar Nagendran, M.D. was appointed as our Chief Medical Officer and Andrew F. Knudten was appointed as our Senior Vice President, Manufacturing and Supply Chain.

        Our success depends largely on the development and execution of our business strategy by our senior management team. Each of our President and Chief Executive Officer, Chief Financial Officer, Chief Regulatory and Quality Officer and Chief Medical Officer is new to our Company and not all of them have worked together in the recent past. Dr. Kaspar is employed as our Chief Scientific Officer on a part-time basis, and continues to devote a majority of his professional time to his responsibilities at NCH. Based on our expectations and past experience we estimate that Dr. Kaspar will spend between 15 and 30 hours per week on our business. Pursuant to the terms of his employment agreement, Dr. Kaspar is also prohibited from engaging in any research activities on behalf of our company unless and to the extent we enter into written agreements with NCH to sponsor such research activities. As a result of Dr. Kaspar's co-employment with NCH, we are subject to the risk that his responsibilities for NCH may detract from his ability to devote sufficient attention to our affairs. In addition, as part of his employment with NCH, Dr. Kaspar may develop or work on technologies that may be competitive with our technologies. Moreover, under the terms of his employment agreement, NCH owns all inventions and discoveries, whether patentable or not, that Dr. Kaspar makes, conceives or reduces to practice, unless otherwise specifically provided for by the terms of a sponsored research agreement between NCH and us.

        We cannot assure you that our new management will succeed in working together as a team, working well with our other existing employees or successfully executing our business strategy in the near-term or at all, which could harm our business and financial prospects. Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new executive management team, our operations and prospects could be harmed.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

        If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of AVXS-101 if it is approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and any future product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

        We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

        In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The MMA expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. In addition, the MMA authorized Medicare Part D prescription drug plans to limit the number of drugs that will be covered in any therapeutic class in their formularies. The MMA's cost reduction initiatives and other provisions could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. Similar regulations or reimbursement policies may be enacted in international markets which could similarly impact our business.

        More recently, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D. Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic products that are demonstrated to be "highly similar" or "biosimilar or interchangeable" with an FDA-approved biologic product. This new pathway could allow competitors to reference data from biologic products already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a product candidate faster than our competitors. Moreover, the creation of this abbreviated approval pathway does not preclude or delay a third party from pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical trial data.

        Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the PPACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

        For each state that does not choose to expand its Medicaid program, there likely will be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs. Where patients receive insurance coverage under any of the new options made available through the PPACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. The U.S. federal government also has announced delays in the implementation of key provisions of the PPACA. The implications of these delays for our and our potential partners' business and financial condition, if any, are not yet clear.

        We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

        We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for AVXS-101 or additional pricing pressures.

Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

        If we obtain FDA approval for AVXS-101 and begin commercializing it in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal laws and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

  •
  the federal Health Care Program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The PPACA amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The PPACA provides and recent government cases against pharmaceutical and medical device manufacturers support the view that Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;

  •
  federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other "transfers of value" made to physicians and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;

  •
  state and foreign law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states; and

  •
  State and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

        The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. The shifting compliance environment and the need to build and maintain a robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

        We face an inherent risk of product liability exposure related to the testing of AVXS-101 and any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  •
  decreased demand for any product candidate that we may develop;

  •
  loss of revenue;

  •
  substantial monetary awards to trial participants or patients;

  •
  significant time and costs to defend the related litigation;

  •
  withdrawal of clinical trial participants;

  •
  the inability to commercialize any product candidate(s) that we may develop; and

  •
  injury to our reputation and significant negative media attention.

        Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

        We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biologic materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

        Although we maintain workers' compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

        In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

Third parties on which we rely and we may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

        Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. NCH's manufacturing facility, as well as substantially all of our current supply of AVXS-101 is located in Columbus, Ohio, and we do not have any existing back-up facilities in place or plans for such back-up facilities. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

        Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of AVXS-101 could be delayed.

Risks related to our intellectual property

Our rights to develop and commercialize AVXS-101 are subject to the terms and conditions of licenses granted to us by others.

        We do not currently own any patents or patent applications and we are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and product candidate(s), including technology related to our manufacturing process and AVXS-101. These and other licenses may not provide exclusive rights to use such intellectual property and technology, at all, or in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidate(s) in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products, including in territories included in all of our licenses. Our licenses are limited by field.

        Licenses to additional third-party technology and materials that may be required for our development programs, including additional technology and materials owned by NCH or any of our current licensors, may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition.

        In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with NCH and ReGenX Biosciences, LLC, or ReGenX, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidate(s) that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

        The research resulting in certain of our licensed patent rights and technology, including that licensed from ReGenX and NCH, was funded in part by the U.S. government. As a result, the government may have certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for government purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture product candidate(s) embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we are unable to obtain and maintain patent protection for our current product candidate, any future product candidates we may develop and our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our current product candidate, any future product candidates we may develop and our technology may be adversely affected.

        Our success depends, in large part, on our ability to seek, obtain and maintain patent protection in the United States and other countries with respect to AVXS-101 and to future innovation related to our manufacturing technology. Our licensors have sought and we intend to seek to protect our proprietary position by filing patent applications in the United States and, in some cases, abroad related to certain technologies and AVXS-101 that are important to our business. Our current patent portfolio contains a limited number of patents and applications, all of the patents and patent applications currently in our patent portfolio are in-licensed from third parties and all of the exclusively licensed patents and patent applications in our patent portfolio are limited to compositions and methods that use an AAV9 capsid. However, the risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own in the future. Moreover, the risks apply with respect to patent rights and other intellectual property applicable to AVXS-101, as well as to any intellectual property rights that we may acquire in the future related to future product candidates, if any.

        The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, one of the patent application families licensed to us related to AVXS-101 was filed in the United States only. As a result, we will not have the opportunity to obtain patent protection for the inventions disclosed in that patent application family outside the United States. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for our product candidate will soon expire.

        We believe our in-licensed patent portfolio includes claims that, if issued, would cover our AVXS-101 product candidate. Should a pending application containing such claims issue as a patent, such patent would expire in 2029 in the United States. However, claims covering AVXS-101 may never issue from this pending application. Additionally, there are no foreign counterpart patents or applications, and thus, comparable protection will not be available outside the United States. Our patent applications are at an early stage and there is no assurance that patents will issue from such applications.

        In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. Consequently, we will not be able to assert any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

        We are a party to intellectual property license agreements with NCH, ReGenX and AskBio, each of which is important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. See "Business—Our Collaboration and License Agreements." If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, or, in some cases, under other circumstances, the licensor may have the right to terminate the license, in which event we would not be able to market product candidate(s) covered by the license. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our licensed patent rights and future patent applications that we may own or license may not result in patents being issued which protect our technology or product candidate(s), effectively prevent others from commercializing competitive technologies and product candidates or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. Even assuming patents issue from patent applications in which we have rights, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

        Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to AVXS-101 or any future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty.

        Even if the patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Even if issued, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidate(s). Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

        The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect AVXS-101 or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us by ReGenX may be used by ReGenX or licensed to third parties, such as outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against ReGenX or another licensee or in administrative proceedings brought by or against ReGenX or another licensee in response to such litigation or for other reasons.

        Even if we acquire patent protection that we expect should enable us to maintain some competitive advantage, third parties, including competitors, may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

        The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our licensed patents may be challenged in courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our licensed patents. Such submissions may also be made prior to a patent's issuance, precluding the granting of a patent based on one of our pending licensed patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging the patent rights of others from whom we have obtained licenses to such rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to the inventors of our licensed patents, or may have filed patent applications before the University of Pennsylvania, as owner of the patent rights licensed by us from ReGenX, or NCH did. A competitor who can establish an earlier filing or invention date may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our licensed patents, if issued. Competitors may also contest our licensed patents, if issued, by showing that the invention was not patent-eligible, was not novel, was obvious or that the patent claims failed any other requirement for patentability.

        In addition, the University of Pennsylvania or NCH may in the future be subject to claims by former employees or consultants asserting an ownership right in our licensed patents or patent applications, as a result of the work they performed. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technology and product candidates. Such challenges may also result in our inability to manufacture or commercialize our product candidates without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

        Even if they are unchallenged, our licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapeutic that provides benefits similar to one or more of our product candidates but that uses a vector or an expression construct that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

        We currently depend, and will continue to depend, on our license agreements, including our agreements with NCH and our agreements with ReGenX and AskBio, whereby we obtain rights in certain patents and patent applications owned by the Trustees of the University of Pennsylvania and the University of North Carolina, respectively. Further development and commercialization of AVXS-101 may and development of any future product candidates will require us to enter into additional license or collaboration agreements, including, potentially, additional agreements with NCH or any of our other licensors. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

        If any of our licenses or material relationships or any in-licenses upon which our licenses are based including the underlying agreements between ReGenX and the Trustees of the University of Pennsylvania, and AskBio and the University of North Carolina, are terminated or breached, we may:

  •
  lose our rights to develop and market AVXS-101;

  •
  lose patent protection for AVXS-101;

  •
  experience significant delays in the development or commercialization of AVXS-101;

  •
  not be able to obtain any other licenses on acceptable terms, if at all; or

  •
  incur liability for damages.

        These risks apply to any agreements that we may enter into in the future for AVXS-101 or for any future product candidates. If we experience any of the foregoing, it could have a material adverse effect on our business, financial condition, results or operations and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

        We have entered into license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow commercialization of AVXS-101. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign AVXS-101 or the methods for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize AVXS-101, which would harm our business significantly. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist which might be enforced against our current manufacturing methods, product candidate or future methods, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

        In each of our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology is controlled solely by the licensor, and we may be required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in each of our license agreements our licensors have the first right to bring any actions against any third party for infringing on the patents we have licensed. Our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing product candidate(s). Disputes may arise regarding intellectual property subject to a licensing agreement, including:

  •
  the scope of rights granted under the license agreement and other interpretation-related issues;

  •
  the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

  •
  the sublicensing of patent and other rights under our collaborative development relationships;

  •
  our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

  •
  the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

  •
  the priority of invention of patented technology.

        If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize AVXS-101.

We may not be successful in obtaining necessary rights to AVXS-101 through acquisitions and in-licenses.

        We currently have certain rights to the intellectual property, through licenses from third parties, to develop AVXS-101. Because our programs may require the use of additional proprietary rights held by these or other third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for AVXS-101. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

        We may collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution's rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

        Our Chief Scientific Officer, Dr. Brian Kaspar, is also employed by NCH. Under the terms of our employment agreement with Dr. Kaspar, NCH owns inventions and discoveries, whether patentable or not, that he makes, conceives or reduces to practice, unless otherwise specifically provided for by the terms of a sponsored research agreement between us and NCH. If we are unable to secure sufficient rights in intellectual property made by Dr. Kaspar, our business, including the ability to pursue development and commercialization of AVXS-101, may be harmed.

        If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of AVXS-101 and our business, financial condition, results of operations and prospects could suffer. Moreover, to the extent that we seek to develop other product candidates in the future, we will likely require acquisition or in-license of additional proprietary rights held by third parties.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

        Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or the USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.

Some intellectual property which we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as "march-in" rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

        Some of the intellectual property rights we have licensed, including rights owned by the Trustees of the University of Pennsylvania and licensed from ReGenX, and rights licensed from NCH, may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as "march-in rights"). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

        Filing, prosecuting and defending patents on product candidate(s) in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements with NCH and ReGenX grant us worldwide rights, certain of our in-licensed U.S. patent rights related to intravenous delivery of AVXS-101 lack corresponding foreign patents or patent applications, and in the case of NCH, the patent application families licensed to us related to the intravenous delivery of AVXS-101, which were filed in the United States only. Thus, in some cases, we will not have the opportunity to obtain patent protection for certain licensed technology outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate(s) and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

        Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering AVXS-101 could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

        If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering AVXS-101, assuming such a patent has or does issue, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. Presently, although patents licensed from ReGenX have issued, none of the patent applications licensed to us from NCH have issued as patents. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover AVXS-101. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on AVXS-101. Such a loss of patent protection could have a material adverse impact on our business.

        In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of AVXS-101 discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets.

        We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures, they may still be breached, and we may not have adequate remedies for any breach.

        In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors could purchase our product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors' therapeutics, our competitive position could be adversely affected, as could our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

        Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell AVXS-101 and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to AVXS-101 and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our therapeutics infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

        It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, AVXS-101 or the use of AXVS-101.

        Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize AVXS-101. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity.

As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that AVXS-101 or our technology did not infringe a third party patent.

        Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk that may be found, to infringe a third party's valid and enforceable intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate, including AVXS-101. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing AVXS-101 or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

        Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time-consuming. Competitors may infringe our patents or the patents of our licensing partners, should such patents issue or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

        We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

        Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, as well as our academic partners. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual's current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

        In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. For example, under our employment agreement with Dr. Kaspar, NCH owns inventions and discoveries, whether patentable or not, made, conceived or reduced to practice by him, unless otherwise specifically provided for by the terms of a sponsored research agreement between NCH and us. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Moreover, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have a material adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidate(s).

        Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a "first-to-invent" system to a "first-to-file" system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent through various post grant proceedings administered by the USPTO. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The

USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

        The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and "gene patents" have recently been decided by the Supreme Court of the United States, or the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as "administering" or "determining" steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA may be patent eligible.

        Recently, the USPTO issued a guidance memorandum to patent examiners entitled 2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Certain claims of our licensed patents and patent applications contain claims that relate to specific recombinant DNA sequences that are naturally occurring at least in part and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could impact our ability for us to pursue similar patent claims in patent applications we may prosecute in the future.

        We cannot assure you that our efforts to seek patent protection for our technology and product candidate(s) will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the Supreme Court's decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

        Moreover, although the Supreme Court has held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-

party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

If we do not obtain patent term extension for AVXS-101, our business may be materially harmed.

        Depending upon the timing, duration and specifics of any FDA marketing approval of AVXS-101, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner, and our revenue could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

        We have registered trademark applications with the USPTO for the mark and logo "AveXis." We also have a pending trademark application with the USPTO for the mark "AVXS-101," approval of which is not guaranteed. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Intellectual property rights and regulatory exclusivity rights do not necessarily address all potential threats.

        The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

  •
  others may be able to make gene therapy products that are similar to our product candidate(s) but that are not covered by the claims of the patents that we license or may own in the future;

  •
  we, or our license partners or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;

  •
  we, or our license partners or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

  •
  others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

  •
  others may circumvent our regulatory exclusivities, such as by pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical data, rather than relying on the abbreviated pathway provided for biosimilar applicants;

  •
  it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

  •
  issued patents that we hold rights to now or in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

  •
  others may have access to the same intellectual property rights licensed to us on a non-exclusive basis;

  •
  our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

  •
  we may not develop additional proprietary technologies that are patentable;

  •
  the patents or other intellectual property rights of others may have an adverse effect on our business; and

  •
  we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

        Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks related to ownership of our common stock

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2015, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

        We determined that we did not design or maintain an effective control environment with the sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to properly analyze, record and disclose accounting matters commensurate with our financial reporting requirements, which contributed to the following material weaknesses:

  •
  We did not design and maintain formal accounting policies, procedures and controls commensurate with our accounting and financial reporting requirements.

  •
  We did not design and maintain formal accounting policies, or processes and procedures to identify, analyze, and appropriately account for and disclose complex debt and equity agreements, or share-based compensation awards.

  •
  We did not design and maintain processes and procedures that restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties is being maintained. Specifically, certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities without independent monitoring.

        These control deficiencies resulted in adjustments to our consolidated financial statements for the years ended December 31, 2013, 2014 and 2015 to fixed assets, debt, equity, research and development expense, general and administrative expense, interest expense and the statement of cash flows. Each of the control deficiencies could result in a misstatement of aforementioned accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

        We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to our material weaknesses, including:

  •
  the appointment of a Chief Financial Officer in August 2015;

  •
  the appointment of a Corporate Controller in September 2015;

  •
  the establishment of formalized accounting policies and procedures and internal controls; and

  •
  the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the rules of the SEC, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Concentration of ownership of our common stock among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

        As of March 17, 2016, our executive officers and directors and their respective affiliates beneficially own an aggregate of approximately 37.0% of our common stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 17, 2016, we had outstanding 22,997,511 shares of common stock. This includes the 5,277,941 shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, except to the extent held by our affiliates, and 41,400 additional shares that are also freely tradable without restriction. The remaining 17,719,570 shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the public market as follows: approximately 138,000 shares will be eligible for public sale in May 2016 and the remainder will be eligible for public sale in August 2016. Moreover, holders of an aggregate of approximately 17,350,044 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, following the filing of this Annual Report, we intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

        The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. To date, only a limited number of research analysts follow our company. If additional analysts do not commence coverage of us, the trading price of our stock could decrease. Additionally, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

        Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price that you paid for it. The market price for our common stock may be influenced by many factors, including:

  •
  results of clinical trials of our product candidate or those of our competitors;

  •
  the success of competitive products or technologies;

  •
  commencement or termination of collaborations;

  •
  regulatory or legal developments in the United States and other countries;

  •
  developments or disputes concerning patent applications, issued patents or other proprietary rights;

  •
  the recruitment or departure of key personnel;

  •
  the level of expenses related to any of our product candidate or clinical development programs;

  •
  the results of our efforts to discover, develop, acquire or in-license additional product candidates;

  •
  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

  •
  our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;

  •
  disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

  •
  significant lawsuits, including patent or stockholder litigation;

  •
  variations in our financial results or those of companies that are perceived to be similar to us;

  •
  changes in the structure of healthcare payment systems;

  •
  market conditions in the pharmaceutical and biotechnology sectors;

  •
  general economic, industry and market conditions; and

  •
  the other factors described in this "Risk Factors" section.

        If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

        In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management's attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

We have broad discretion in the use of our cash and cash equivalents, including the net proceeds from our initial public offering, and may not use them effectively.

        Our management will have broad discretion in the application of our cash and cash equivalents, including the net proceeds from our initial public offering, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of AVXS-101. Pending their use, we may invest our cash and cash equivalents, including the net proceeds from our initial public offering, in a manner that does not produce income or that loses value.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

        We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

  •
  increased operating expenses and cash requirements;

  •
  the assumption of additional indebtedness or contingent liabilities;

  •
  assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

  •
  the diversion of our management's attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

  •
  retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

  •
  risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

  •
  our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

        In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or AVXS-101.

        We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or AVXS-101, or grant licenses on terms unfavorable to us.

We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

        We are an "emerging growth company," or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2021; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission or SEC. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

  •
  not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404;

  •
  not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

  •
  being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

  •
  reduced disclosure obligations regarding executive compensation; and

  •
  exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

        Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

  •
  establish a classified board of directors such that not all members of the board are elected at one time;

  •
  allow the authorized number of our directors to be changed only by resolution of our board of directors;

  •
  limit the manner in which stockholders can remove directors from the board;

  •
  establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

  •
  require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

  •
  limit who may call stockholder meetings;

  •
  authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called "poison pill," that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

  •
  require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

        Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        As of December 31, 2014 and 2015, we had $9.0 million and $23.7 million, respectively, of federal net operating loss carryforwards available to offset future taxable income, which expire at various dates through 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred or has occurred as a result of our initial public offering. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

        Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease a 4,795 square foot facility for our corporate headquarters in Chicago, Illinois that expires in December 2020. We also lease a 2,418 square foot facility in Dallas, Texas for administrative activities that expires in April 2017. We believe that our existing facilities are adequate to meet our current administrative needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

        In March 2016, we entered into a lease agreement for 48,529 square feet of warehouse and office space in Libertyville, Illinois that expires in August 2026. A portion of the warehouse space will be converted into manufacturing space. We believe this space is adequate to meet our current manufacturing needs.

Item 3.    Legal Proceedings

        From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

        Our common stock commenced trading on The NASDAQ Global Select Market under the symbol "AVXS" on February 11, 2016. Prior to our initial public offering, there was no public market for our common stock.

        On March 17, 2016, the closing price for our common stock as reported on The NASDAQ Global Select Market was $23.16 per share.

Dividend Policy

        We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Stockholders

        As of March 17, 2016, there were 62 stockholders of record for our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Use of Proceeds from Initial Public Offering of Common Stock

        On February 10, 2016, our Registration Statement on Form S-1 (File No. 333-209019) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4,750,000 shares of common stock at a price of $20.00 per share. Goldman, Sachs & Co. and Jefferies LLC acted as joint book-running managers of the offering, BMO Capital Markets Corp. acted as lead manager and Chardan acted as co-manager. We granted the underwriters a 30-day over-allotment option to purchase an additional 712,500 shares of common stock at a price of $20.00 per share, less the underwriting discount.

        The offering closed on February 17, 2016 with respect to the 4,750,000 shares of common stock. The net proceeds from this sale, after underwriting discounts and offering expenses, were approximately $85.4 million. On March 9, 2016, the offering closed with respect to an additional 527,941 shares purchased by the underwriters pursuant to the over-allotment option. The net proceeds from this sale, after underwriting discounts, were approximately $9.8 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 11, 2016.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2015, we granted options under our Amended and Restated 2014 Stock Plan, or the 2014 Plan, to purchase an aggregate of 1,500,477 shares of our common stock having exercise prices ranging from $15.94 to $18.49 per share. The offers, sales and issuances of these options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

        The following list sets forth information regarding all unregistered securities sold by us during the year ended December 31, 2015:

  (1)
  In March 2015, we issued an aggregate of 34,463 shares of our common stock to two collaborators pursuant to the our exclusive, worldwide license agreement with Nationwide Children's Hospital, or the NCH License.

  (2)
  In March 2015, we issued an aggregate of 1,102,945 shares of our Class C preferred stock to two investors at a purchase price of $4.53 per share for an aggregate consideration of $5.0 million.

  (3)
  In May 2015, we issued an aggregate of 1,011,721 shares of our Class B-1 preferred stock to nine investors at a purchase price of $2.47 per share and warrants to purchase 163,278 shares of our Class B-2 preferred stock for an aggregate consideration of $2.5 million.

  (4)
  In May 2015, we issued an aggregate of 3,802 shares of our common stock to two collaborators pursuant to the NCH License.

  (5)
  In September 2015, we issued an aggregate of 3,093,092 shares of our Class D preferred stock to 27 investors at a purchase price of $21.01 per share for an aggregate consideration of $65.0 million.

        The offers, sales and issuances of the securities described in the paragraphs above were exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. Each of the purchasers represented to us that they acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The purchasers also represented to us that they were accredited investors as defined in Rule 501 promulgated under the Securities Act.

        The foregoing share numbers and prices reflect the 1.38-for-1 forward stock split of our outstanding capital stock effected on February 1, 2016. On February 17, 2016, in connection with the closing of our initial public offering, all shares of our preferred stock converted into shares of common stock on a 1-for-1 basis.

Item 6.    Selected Financial Data.

        The selected statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 2013 are derived from our audited financial statements not included in this Annual Report. Our cash used in operations during the year ended December 31, 2015 was $13.8 million, and we ended the year with $62.3 million of cash and cash equivalents.

        Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and the audited financial statements and related notes included elsewhere in this Annual Report.

	Years Ended December 31,
	2015	2014	2013
Statement of Operations data:
Operating expenses:
Research and development	$27,493,460	$13,550,422	$362,609
General and administrative	11,079,512	1,869,899	1,834,368

Total operating expenses	38,572,972	15,420,321	2,196,977

Loss from operations	(38,572,972)	(15,420,321)	(2,196,977)
Other income	84,558	—	—
Interest (expense) income	14,570	(131,527)	(16,907)

Net loss	$(38,473,844)	$(15,551,848)	$(2,213,884)

Net loss attributable to common stockholders:
Net loss	(38,473,844)	(15,551,848)	(2,213,884)
Less: deemed preferred dividends on common stock	—	(866,569)	—

Net loss attributable from continuing operations to common stockholders	(38,473,844)	(16,418,417)	(2,213,884)

Loss from discontinued operations	—	(153,928)	(475,530)

Net loss attributable to common stockholders	$(38,473,844)	$(16,572,345)	$(2,689,414)
Weighted-average basic and diluted common shares	7,087,618	6,916,404	6,228,922
Basic and diluted net loss per common share from continuing operations	$(5.43)	$(2.37)	$(0.35)
Basic and diluted net loss per common share from discontinued operations	—	(0.02)	(0.08)

Basic and diluted net loss per common share	$(5.43)	$(2.39)	$(0.43)

	As of December 31,
	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$62,251,860	$3,119,713	$—
Total assets	$65,084,291	$3,174,839	$716,540
Total liabilities	$6,877,304	$5,047,419	$2,014,192

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We are a clinical-stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life-threatening neurological genetic diseases. Our initial product candidate, AVXS-101, is our proprietary gene therapy product candidate currently in a Phase 1 clinical trial for the treatment of spinal muscular atrophy, or SMA, Type 1, the leading genetic cause of infant mortality. SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. The survival motor neuron, or SMN, is a critical protein for normal motor neuron signaling and function. Patients with SMA Type 1 either carry a mutation in their SMN1 gene or their SMN1 genes have been deleted, which prevents them from producing adequate levels of functional SMN protein. AVXS-101 is designed to deliver a fully functional human SMN gene into the nuclei of motor neurons that then generates an increase in SMN protein levels and we believe this will result in improved motor neuron function and patient outcomes.

        In our ongoing, fully enrolled, Phase 1 clinical trial, we have treated 15 SMA Type 1 patients as of December 31, 2015, and have observed a favorable safety profile that is generally well-tolerated and have also observed preliminary signs of improved motor function. The U.S. Food and Drug Administration, or FDA, has granted AVXS-101 orphan drug designation for the treatment of all types of SMA and fast track designation for the treatment of SMA Type 1. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases.

        Prior to the development of treatments for rare and life-threatening neurological genetic diseases, our business was focused on the creation of a processing, storage and preservation facility for adipose tissue and regenerative stems cells, which we refer to as the stem cell business. Through two wholly-owned subsidiaries, we owned certain equipment and intellectual property assets necessary to conduct the stem cell business. We licensed these assets to an affiliated company, Biolife Cell Bank Dallas, LLC, or Biolife Dallas, to conduct these operations. We exited the stem cell business in January 2014, after which we have devoted substantially all of our resources to developing AVXS-101, conducting clinical trials, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations.

        To date, we have financed our operations primarily through private placements of convertible debt and equity securities. From our inception through December 31, 2015, we had raised an aggregate of $81.5 million from private placements of convertible debt and equity securities. In February 2016, we received an aggregate of $95.0 million in gross proceeds from the sale of 4,750,000 shares of common stock in our initial public offering, and in March 2016, we received an aggregate of $10.6 million in gross proceeds from the sale of 527,941 shares of common stock upon the exercise of the over-allotment option we granted to the underwriters in the initial public offering. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2015 and continue to incur net operating losses for the foreseeable future. Our net operating losses were $15.6 million and $38.5 million for the years ended December 31, 2014 and 2015, respectively. As of December 31, 2015, we had an accumulated deficit of $58.6 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel. In addition, we expect to incur additional costs associated with operating as a public company.

Licensing Agreements

        To date, we have entered into three license agreements relating to the development of AVXS-101.

Nationwide Children's Hospital

        In October 2013, we entered into an exclusive, worldwide license agreement with Nationwide Children's Hospital, or NCH, under certain patent applications, and a non-exclusive license under certain technical information, for the use of its scAAV9 technology for the treatment of SMA, of all types, or the NCH License. In January 2016, we amended and restated the NCH License in its entirety. We are currently evaluating the accounting implications of the amended and restated NCH License and have not yet determined the potential effects such amendments may have on our consolidated financial statements. Under the NCH License, we initially issued NCH and The Ohio State University, or OSU, 331,053 shares of common stock. Until May 2015, when we had reached a market capitalization of $100 million, we were obligated to issue additional shares to NCH and OSU from time to time to maintain a 3% ownership of the company on a fully-diluted basis. We issued an aggregate of 124,990 additional shares of common stock between October 2013 and May 2015 pursuant to these anti-dilution obligations. With certain exceptions, we are required to make up to $0.1 million in development milestone based payments to NCH. In addition, we are responsible for all clinical trial costs that are not covered by grants or certain other sources.

        Following the first commercial sale of a NCH licensed product we must begin paying NCH an aggregate low single digit royalty on net sales of any products covered by the NCH License, subject to reduction in specified circumstances and annual minimum royalties that increase over time. In addition, we must pay NCH a portion of sublicensing revenue received from our sublicense of the licensed technology at percentages between low-double digits and low-teens.

        On November 6, 2015, the FDA approved our sponsorship of the IND and the transfer of the associated regulatory filing from NCH.

REGENXBIO Inc.

        In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc., under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX License. Under the ReGenX License, we paid ReGenX an initial licensing fee of $2.0 million. We are also required to pay ReGenX: annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX License, or ReGenX licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of December 31, 2015, we have paid $2.3 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

        In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio's self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1 million, payable across stipulated milestones. We are also required to pay, ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low double digit percentage of all consideration we receive from any sublicense of the licensed technology. Through December 31, 2015, we have paid the $1.0 million upfront license fee owed under the AskBio License.

Financial Operations Overview

Revenue

        To date, we have not generated any revenues from the commercial sale of gene therapy products, and we do not expect to generate substantial revenue for at least the next few years. In the future, we will seek to generate revenue primarily from product sales and, potentially, collaborations with strategic partners.

Operating Expenses

        We classify our operating expenses into two categories: research and development and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources.

Research and Development Costs

        Research and development expense consists of expenses incurred while performing research and development activities to discover and develop potential gene therapy treatments. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Up-front fees incurred in obtaining technology licenses for research and development activities are expensed as incurred if the technology licensed has no alternative future use. Our research and development expense primarily consists of:

  •
  salaries and personnel-related costs, including benefits and any employee stock-based compensation, for our scientific personnel performing research and development activities;

  •
  stock-based compensation expense related to restricted common stock grants and stock warrant issuances to consultants assisting us in the research and development of our product candidate;

  •
  costs related to executing preclinical studies and clinical trials;

  •
  costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;

  •
  fees paid to consultants and other third parties who support our product candidate development;

  •
  other costs incurred in seeking regulatory approval of our product candidates; and

  •
  allocated facility-related costs and overhead.

        We typically use our employee, consultant and infrastructure resources across our development programs. To date, substantially all of our research and development expenses have been associated with AVXS-101.

        We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop AVXS-101 and to advance the development of future product candidates, subject to the availability of sufficient funding.

        The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of AVXS-101 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

General and Administrative Expense

        General and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, finance and administrative support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, expenses associated with obtaining and maintaining patents and costs of our information systems.

        We expect that our general and administrative expense will increase as we begin to operate as a public reporting company and continue to develop and potentially commercialize AVXS-101 and our future product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Interest Income (Expense)

        Interest expense primarily consists of interest expense incurred on our then-outstanding notes payable. Interest income primarily consists of any interest income earned on our cash and cash equivalents.

Income Taxes

        To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income.

Discontinued Operations

        Prior to the development of treatments for rare and life-threatening neurological genetic diseases, our business was focused on the stem cell business, including the creation of a processing, storage and preservation facility for adipose tissue and regenerative stems cells. We exited this business in January 2014. All net revenues and direct operating costs associated with the stem cell business, as well as the loss on sale that we incurred in connection with the disposition of this business, are presented as discontinued operations in the accompanying consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

        This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, employee stock-based compensation and benefits, stock-based compensation expense related to restricted common stock grants and stock warrant issuances to consultants assisting us in the research and development of our product candidates, third-party license fees, and external costs of outside vendors engaged to conduct preclinical development activities and trials.

        Upfront and milestone payments made to third parties who perform research and development services on our behalf are expensed as services are rendered or when they no longer have alternative future use. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Stock-Based Compensation

        We account for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Our stock-based compensation awards have historically consisted of stock options and shares of restricted stock. In addition, certain other equity transactions involving our directors and executive officers have had a compensatory element, which we also account for as stock-based awards.

        Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees with only service-based vesting conditions is recognized on a straight-line basis over the requisite service vesting portion of the award as if the award was, in substance, multiple awards, or the Graded Vesting Attribution Method, based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non-employees with only service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, using the Graded Vesting Attribution Method.

        Compensation expense related to awards to employees with only performance-based vesting conditions is recognized based on the estimated grant date fair value of the award over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees with only performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable.

        We calculate the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options and the risk-free interest rate for a period that approximates the expected term of our stock options. Additionally, for grants prior to our initial public offering, we also estimated the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

  •
  We do not have sufficient history to estimate the volatility of our common stock. We calculate expected volatility based on reported data for selected similar publicly traded companies for which the historical information is available. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants;

  •
  The assumed dividend yield of zero is based on our expectation of not paying dividends for the foreseeable future;

  •
  Our estimates of expected term used in the Black-Scholes option pricing model were based on the estimated time from the grant date to the date of exercise;

  •
  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and

  •
  We estimate forfeitures based on our historical analysis of actual stock option forfeitures. To date, we have had minimal forfeitures, accordingly, we have assumed no forfeiture rate.

        Stock-based awards issued to non-employees, consisting of stock warrants and restricted common shares, are accounted for using the fair value method in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. These stock warrants and restricted common shares have been granted in exchange for consulting services to be rendered, and vest according to certain service or performance conditions. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is estimated on the date of grant, and subsequently revalued at each reporting period until the award vests or a measurement date has occurred using the Black-Scholes option-pricing model.

        The following summarizes the assumptions we used to estimate the fair value of stock options that we granted to employees for the period indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected volatility	90.00%	86.94%
Risk-free interest rate	1.57%	1.16%
Expected term (in years)	6.08	4.19
Expected dividend yield	0%	0%

        In addition to stock options and stock warrants, we have also incurred stock-based compensation expense in connection with other equity transactions involving employees and directors.

        In October 2013, we issued 1,176,588 shares of common stock to our former Chief Executive Officer, John Carbona, for an aggregate purchase price of $0.02. As the award was fully vested on the date of grant and there was no service to be performed by Mr. Carbona in order to retain the shares, we recognized compensation expense in the amount of $1.2 million, representing the difference between the fair value of the shares on the date of grant, which we estimated to be $1.04 per share, and the $0.02 paid by Mr. Carbona. Such amount is included within general and administrative expense in the statements of operations for the year ended December 31, 2014.

        On January 30, 2014, two of our stockholders entered into an agreement with Mr. Carbona, pursuant to which they sold 392,287 common shares to Mr. Carbona for a purchase price per share of $0.00007, or $28.44 in the aggregate. As the shares sold to Mr. Carbona were fully vested on the date of the purchase and there was no service to be performed by Mr. Carbona in order to retain the shares, we recognized compensation expense in the amount of $0.6 million representing the difference between the fair value of the shares on the date of agreement and the amount paid by Mr. Carbona to the two stockholders to purchase the shares. This amount is included within general and administrative expense in our statement of operations for the year ended December 31, 2014.

        In January 2014, we entered into an exchange agreement with Mr. Carbona, pursuant to which he exchanged 202,347 common shares held by him for 202,347 shares of Class B-1 preferred stock. There was no additional consideration paid by Mr. Carbona in connection with such exchange. Because Mr. Carbona's common shares were replaced with vested Class B-1 preferred shares, we recognized $0.2 million in additional stock-based compensation expense, representing the difference between the fair value of the Class B-1 preferred shares issued in the exchange, which we estimated to be $2.47 per share, and the fair value of the common shares surrendered in the exchange, which we estimated to be $1.51 per share.

        In January 2014, we issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar, a director of the company, pursuant to a consulting agreement for scientific advisory services to be performed by Dr. Kaspar. Of these shares, 583,597 shares were vested at the time of grant. The remaining shares vested in full on January 1, 2016 upon the effectiveness of Dr. Kaspar's employment agreement. The non-vested shares under the award were revalued each period until they vested. Compensation expense is recorded utilizing the Graded Vesting Attribution Method. The award had a grant date fair value of $3.5 million. We recorded compensation expense of $5.7 million and $19.3 million for the years ended December 31, 2014 and 2015, respectively, related to this award. As a result of the vesting in full of the remainder of this award in January 2016, we anticipate incurring a material charge to research and development expense in the first quarter of 2016. Using the $19.74 per share fair value of our common stock as of December 31, 2015, we would recognize additional research and development expense of $10.4 million in the quarter ended March 31, 2016 related to this acceleration.

        In addition, under the restricted stock purchase agreement, or RSPA, we are obligated to indemnify Dr. Brian Kaspar against certain adverse tax events with respect to the shares of our common stock he purchased under the agreement, and such obligation survived the termination of the RSPA effective January 1, 2016. Dr. Brian Kaspar purchased the shares at a price of $0.00007 per share, which was the par value of the shares. Based on our estimate of the fair market value per share of our common stock as of the date of the RSPA of $1.51 per share, Dr. Brian Kaspar purchased these shares at a discount of $1.5144 per share. Therefore, we estimate that we are contractually obligated to indemnify Dr. Brian Kaspar for the tax he owes on the imputed income of $3.5 million, based on the difference between the fair market value of the restricted share grant and the purchase price paid. We estimate our total indemnity obligation will be approximately $4.1 million, including gross-up, interest and penalties. As a result, we have accrued $4.1 million at December 31, 2014, representing our best estimate of the ultimate tax indemnification. Such amount has been recorded as research and development expense in our consolidated statements of operations for the year ended December 31, 2014.

        The table below summarizes the stock-based compensation expense recognized in our statements of operations by type:

	Year Ended December 31,
	2015	2014
Stock sales to former chief executive officer	$—	$594,088
Share exchange with former chief executive officer	—	193,549
Restricted stock grant to consultant	19,322,275	5,749,774
Warrants issued to consultant	358,637	243,863
Employee stock-option grants	5,250,217	416,624

	$24,931,129	$7,197,898

        The table below summarizes the stock-based compensation expense recognized in our statements of operation by classification:

	Year Ended December 31,
	2015	2014
Research and development	$20,974,753	$6,173,278
General and administrative	3,956,376	1,024,620

	$24,931,129	$7,197,898

Determination of the Fair Value of Stock-Based Compensation Grants

        The following table summarizes by grant date the number of shares of our common stock subject to stock options granted during 2014 and 2015, as well as the associated per-share exercise price of the award, the estimated fair value per share of our common stock on the grant date, and the estimated fair value per share of the award:

Grant Date	Number of Shares Underlying Option Granted	Exercise Price per Share	Estimated Fair Value per Share of Common Stock	Weighted-Average Fair Value per Share of Options at Grant Date
May 28, 2014	294,492	$2.47	$2.39	$2.39
June 19, 2014	170,210	$2.47	$2.39	$2.39
June 19, 2014	36,790	$2.72	$2.39	$2.39
June 10, 2015	738,300	$15.94	$15.94	$10.46
August 11, 2015	527,821	$18.17	$18.17	$12.76
October 13, 2015	199,856	$18.49	$18.49	$13.34
December 8, 2015	34,500	$18.17	$18.17	$13.43

Common Stock Valuation Methodology

        Prior to our initial public offering, we were required to make significant assumptions and estimates to determine the fair value of our common stock. Following the commencement of public trading of our common stock, the fair value per share of our common stock for purposes of determining stock-based compensation is the closing price of our common stock as reported on the applicable grant date.

        To estimate the fair value of our common stock before the commencement of public trading of our common stock, valuation estimates were prepared by management, and provided to our board of directors, in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the AICPA Practice Guide), as well as independent third-party valuations. The valuations of our common stock as of October 9, 2013, January 28, 2014, March 7, 2014, March 31, 2014, June 30, 2014, August 11, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 were based on a number of objective and subjective factors, including external market conditions affecting our industry sector, the prices at which we sold shares of common stock, and the likelihood of achieving a liquidity event, such as an initial public offering. For more information, see Note 12 to our consolidated financial statements included elsewhere in this Annual Report.

Variable Interest Entities

        We apply the variable interest model under FASB ASC Topic 810, Consolidation ("ASC 810"), to any entity in which we hold an equity investment or to which we have the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the model, and meets the definition of a variable interest entity, or VIE, we consider whether we must consolidate the VIE or if further disclosures regarding our involvement with the VIE are necessary. If we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

        We consider a legal entity a VIE if (i) its investors do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (ii) as a group, the holders of the equity investment at risk do not have both the power to direct the activities of the legal entity that most significantly impact the entity's economic performance, and the obligation to absorb the expected losses or the right to receive expected residual returns of the legal entity. We consider ourselves to be the primary beneficiary of a VIE if we have both the power to direct the activities that most significantly affect the VIE's economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. If we, or any of our related parties that have a variable interest in the VIE, individually lack the necessary power and benefits criteria, but the related party group as a whole has the necessary power and benefits, we determine which of the related party group members is most closely associated with the VIE and consider that party to be the primary beneficiary.

        As of December 31, 2013, we consolidated two VIEs, Biolife Dallas and Sixeva. On January 30, 2014, we disposed of Biolife Dallas and, as a result, as of December 31, 2014, we consolidated only Sixeva as a VIE. In April 2015, we acquired 100% of the equity of Sixeva and in October 2015, we disposed of Sixeva.

Tax Indemnity

        In connection with the restricted stock issuance to Dr. Kaspar, we agreed to indemnify Dr. Kaspar for any taxes, interest, fines, penalties or other costs and expenses that the consultant may incur in connection with the restricted stock grant In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that the per share fair value of our common stock on January 28, 2014, the grant date, was $1.51 and the aggregate fair value of the restricted share grant was $3.5 million. Due to the indemnity obligation, we will ultimately be required reimburse Dr. Kaspar for the taxes he will pay on this income. Additionally, we intend to gross-up the payment for the tax that will be payable by Dr. Kaspar on the indemnity payment. As a result, we have accrued $4.1 million at December 31, 2014, representing our best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar. We expect this payment will be made in 2016.

Utilization of Net Operating Loss Carryforwards

        As of December 31, 2014 and 2015, we had federal net operating loss, or NOL, carryforwards of $9.0 million and $23.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034.

        Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, the NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future. If we experience such an ownership change in connection with our previous offerings, including our initial public offering, or future offerings, the tax benefits related to the NOL carryforwards may be further limited or lost.

        We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOLs. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2014 and 2015.

Emerging Growth Company Status

        Under Section 107(b) of the JOBS Act, an "emerging growth company," or EGC, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

        We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; December 31, 2021; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recent Accounting Pronouncements

        In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides clarification regarding the guidance surrounding consolidation of certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. We are evaluating the application of this ASU, but have not yet determined the potential effects it may have on our consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity's ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Management will be required to perform the evaluation in connection with the issuance of the financial statements. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The ASU will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We are evaluating the application of this ASU, but have not yet determined the potential effects it may have on our consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires a company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under the ASU, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. The ASU is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We are evaluating the application of this ASU, but have not yet determined the potential effects it may have on our consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ("ASU 2014-16"). The guidance requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. We are evaluating the application of this ASU, but have not yet determined the potential effects it may have on our consolidated financial statements.

        In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is evaluating the application of this ASU, but has not determined the potential effects it may have on the Company's consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

        The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the dollar increase or decrease in those items:

	Year Ended December 31,
			Period-to- Period Change
	2015	2014
Revenue	$—	$—	$—
Operating expenses:
General and administrative	11,079,512	1,869,899	9,209,613
Research and development	27,493,460	13,550,422	13,943,038

Total operating expenses	38,572,972	15,420,321	23,152,651

Loss from operations	(38,572,972)	(15,420,321)	(23,152,651)
Other income	84,558	—	84,558
Interest (expense) income	14,570	(131,527)	146,097

Loss from continuing operations, before income taxes	(38,473,844)	(15,551,848)	(22,921,996)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(38,473,844)	(15,551,848)	(22,921,996)
Loss from discontinued operations, net of tax	—	(8,729)	8,729
Loss from sale of discontinued operations, net of tax	—	(145,199)	145,199

Net loss	$(38,473,844)	$(15,705,776)	$(22,768,068)

  General and Administrative

        General and administrative expense increased from $1.9 million for the year ended December 31, 2014 to $11.1 million for the year ended December 31, 2015. This increase was primarily attributable to an increase of $3.9 million in legal and professional fees, an increase of $2.4 million in salaries and personnel-related costs and facilities due to increased headcount, and $2.9 million in stock-based compensation expense.

  Research and Development

        Research and development expense increased from $13.6 million for the year ended December 31, 2014 to $27.5 million for the year ended December 31, 2015.

        Research and development expense for the year ended December 31, 2014 consisted of $2.0 million in license fees, $6.0 million in stock-based compensation and $4.1 million related to a tax indemnification liability, both associated with a restricted stock grant made to Dr. Kaspar in connection with a consulting agreement, $0.6 million in other stock-based compensation, $0.3 million in third party research and development spending and $0.5 million in salaries and personnel related expenses.

        Research and development expense for the year ended December 31, 2015 consisted of $19.3 million in stock-based compensation associated with a restricted stock grant made to Dr. Kaspar in connection with a consulting agreement, $1.7 million in other stock-based compensation, $1.8 million in license fees, $2.8 million in third party research and development spending and $1.9 million in salaries and personnel related expenses.

        We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the development of AVXS-101.

  Other income (expense)

        Interest expense for the year ended December 31, 2014 was $0.1 million, which primarily consists of a $0.1 million loss on extinguishment of debt related to the conversion of a $0.5 million note payable into shares of our Class B-1 preferred stock. Interest income for the year ended December 31, 2015 consists of interest earned on our cash and cash equivalents. Other income consists of $0.1 million owed to Biolife Dallas that was forgiven.

  Loss from Discontinued Operations

        On January 30, 2014, we sold our entire equity interest in Biolife Dallas back to Biolife Dallas in exchange for nominal consideration and resigned from our position as a director of Biolife Dallas. Additionally, we sold our entire equity interests in the two wholly-owned subsidiaries through which we previously owned the equipment and intellectual property assets necessary to conduct the stem cell business to an entity controlled by Dr. David Genecov, a former director of AveXis, for nominal consideration. As a result of these transactions, we exited the stem cell business and ceased consolidating the operations and cash flows of Biolife Dallas in our consolidated financial statements. This disposal is consistent with our long-term strategy to focus our activities on rare and life-threatening neurological genetic diseases.

        In connection with the above transactions, we recognized a loss from discontinued operations of $0.2 million during the year ended December 31, 2014. We had no corresponding results from discontinued operations for the year ended December 31, 2015.

Comparison of the Years Ended December 31, 2014 and 2013

        The following table summarizes our results of operations for the years ended December 31, 2014 and 2013, together with the dollar increase or decrease in those items:

	Year Ended December 31,
			Period-to- Period Change
	2014	2013
Revenue	$—	$—	$—
Operating expenses:
General and administrative	1,869,899	1,834,368	35,531
Research and development	13,550,422	362,609	13,187,813

Total operating expenses	15,420,321	2,196,977	13,223,344

Loss from operations	(15,420,321)	(2,196,977)	(13,223,344)
Interest (expense) income	(131,527)	(16,907)	(114,620)

Loss from continuing operations, before income taxes	(15,551,848)	(2,213,884)	(13,337,964)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(15,551,848)	(2,213,884)	(13,337,964)
Loss from discontinued operations, net of tax	(8,729)	(475,530)	466,801
Loss from sale of discontinued operations, net of tax	(145,199)	—	(145,199)

Net loss	$(15,705,776)	$(2,689,414)	$(13,016,362)

  General and Administrative

        General and administrative expense increased from $1.8 million for the year ended December 31, 2013 to $1.9 million for the year ended December 31, 2014. Salaries and personnel-related costs increased $0.2 million and stock-based compensation expense decreased by $0.2 million.

        Stock-based compensation expense for the year ended December 31, 2013 consisted of a $1.2 million charge related to an equity grant made to our former Chief Executive Officer. Such grant was fully vested upon issuance and the $1.2 million charge to general and administrative expense represented the difference between the amount paid for such shares and the fair value of such shares at the time of issuance.

        Stock-based compensation expense for the year ended December 31, 2014 consisted of $0.6 million of stock-based compensation expense incurred in connection with an equity grant made to our former Chief Executive Officer, a $0.2 million charge related to the exchange by our former Chief Executive Officer of common shares held by him for an equal number of Class B-1 shares, and $0.2 million of stock-based compensation expense related to stock option grants made to our employees in August 2014.

  Research and Development

        Research and development expense increased from $0.4 million for the year ended December 31, 2013 to $13.6 million for the year ended December 31, 2014.

        Research and development expense for the year ended December 31, 2013 primarily consisted of $0.3 million of expense associated with the issuance of shares of common stock to NCH pursuant to the terms of the NCH license agreement.

        Research and development expense for the year ended December 31, 2014 primarily consisted of $6.0 million in stock-based compensation expense associated with a restricted stock grant made to Dr. Kaspar in connection with a consulting arrangement and a stock warrant granted to a consultant in connection with scientific advisory services to be provided to us, in each case described in "—Stock-Based Compensation" above, $4.1 million relating to a tax indemnification liability associated with the restricted stock grant made to Dr. Kaspar in connection with a consulting arrangement, $2.0 million in up-front license fees paid to REGENXBIO as consideration for the ReGenX license, $0.3 million of salaries and personnel-related costs, $0.3 million in contracted third-party research and development spending on AVXS-101, $0.2 million in stock-based compensation expense associated with employee stock options, $0.2 million in consulting fees and $0.2 million associated with the issuance of shares of common stock to NCH under the terms of the NCH license agreement.

        We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the development of AVXS-101.

  Interest Expense

        Interest expense year ended December 31, 2014 was $0.1 million, which primarily consists of a $0.1 million loss on extinguishment of debt related to the conversion of a $0.5 million note payable into shares of our Class B-1 preferred stock. Interest expense for the year ended December 31, 2013 primarily consists of interest accrued on outstanding notes payable.

  Loss from Discontinued Operations

        Loss from discontinued operations was $0.5 million for the year ended December 31, 2013, compared to $0.2 million for the year ended December 31, 2014. The loss from discontinued operations in 2013 represents a full year of activity for the stem cell business and includes fixed asset impairment charges of $0.1 million. The loss from discontinued operations in 2014 consists primarily of the $0.1 million loss, net of tax, incurred upon the sale of the business in January 2014, as well as approximately one month of activity for the stem cell business prior to its disposition.

Liquidity and Capital Resources

Sources of Liquidity

        To date, we have funded our research and development and operating activities primarily through the issuance of $1.0 million of convertible debt and $80.5 million of private placements of stock, as well as the $98.2 million of net proceeds from our initial public offering. Prior to the completion of our initial public offering, we had issued four separate classes of stock, defined as common stock, Class B-1, Class C and Class D, and we had issued warrants exercisable for shares of a fifth class of stock, defined as Class B-2. Due to the preferential distributions that the holders of Classes B-1, B-2, C and D stock were entitled to receive, for accounting purposes, these shares have been classified as "preferred stock," with our common stock classified as "common stock" in our consolidated financial statements and related notes, and we similarly refer to these shares as "preferred stock" and "common stock" throughout this Annual Report. Upon the completion of our initial public offering, all of our outstanding shares of preferred stock converted into shares of common stock.

        As of December 31, 2015, we had cash and cash equivalents of $62.3 million and had no debt outstanding.

Cash Flows

        The following table provides information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(13,796,025)	$(4,001,037)	$(517,186)
Net cash used in investing activities	(221,003)	(29,284)	(2,228)
Net cash provided by financing activities	73,149,175	7,150,034	100,000

Net increase (decrease) in cash and cash equivalents	$59,132,147	$3,119,713	$(419,414)

Operating Activities

        For the year ended December 31, 2015, our net cash used in operating activities of $13.8 million primarily consisted of a net loss of $38.5 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $25.4 million in adjustments for non-cash items and $0.7 million in cash used by changes in working capital items. Adjustments for non-cash items primarily consisted of $20.2 million of stock-based research and development expense, of which $19.3 million was associated with the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to an increase in prepaid expenses partially offset by an increase in accounts payable and accrued expenses.

        For the year ended December 31, 2014, our net cash used in operating activities of $4.0 million primarily consisted of a net loss of $15.7 million, primarily attributable to our spending on research and development, partially offset by $7.7 million in adjustments for non-cash items and $4.0 million of cash provided by changes in working capital items. Adjustments for non-cash items primarily consisted of employee stock-based compensation expense of $1.2 million, a $0.1 million loss on the sale of Biolife Dallas in connection with our exit from the stem cell business and $6.2 million of stock-based third-party research and development expense, of which $0.2 million was associated with the issuance of additional shares of common stock to NCH under the terms of the NCH License, $5.7 million was associated with the restricted stock grant to Dr. Kaspar and $0.2 million of which was associated with stock warrants granted to a consultant. The change in working capital was primarily attributable to an increase in our liability for indemnification obligations resulting from a $4.1 million accrual relating to a tax indemnification liability associated with the restricted stock grant made to Dr. Kaspar in connection with a consulting arrangement.

        For the year ended December 31, 2013, our net cash used in operating activities of $0.5 million primarily consisted of a net loss of $2.7 million, primarily attributable to our general and administrative expense, partially offset by $1.7 million in adjustments for non-cash items, $0.4 million of cash provided by changes in working capital items and $0.1 million of cash provided by the stem cell business. Adjustments for non-cash items primarily consisted of employee stock-based compensation expense of $1.2 million, $0.3 million of stock-based third-party research and development expense associated with the issuance of common stock to NCH under the terms of the NCH License and $0.1 million in fixed asset impairment charges associated with the stem cell business. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses.

        We anticipate the continued use of net cash for the foreseeable future as we continue to fund the clinical development of AVXS-101 and as we continue to build out our management team and corporate infrastructure.

Investing Activities

        For each of the years ended December 31, 2015, 2014 and 2013, net cash used in investing activities was less than $0.2 million and consisted of purchases of property and equipment.

Financing Activities

        For the year ended December 31, 2015, net cash provided by financing activities of $73.1 million consisted of $5.0 million from the issuance of Class C preferred stock upon the achievement of certain milestones contained within the Class C Preferred Stock Purchase Agreement, $2.5 million in proceeds from the issuance of Class B-1 preferred stock upon the achievement of certain milestones contained within the Class B Preferred Stock Purchase Agreement, $0.8 million received upon the exercise of stock options and warrants, and $64.8 million in proceeds from the issuance of Class D preferred stock.

        For the year ended December 31, 2014, net cash provided by financing activities of $7.2 million consisted of $1.0 million in proceeds from the issuance of convertible debt, $2.0 million from the issuance of Class B-1 preferred stock and $4.5 million from the issuance of Class C preferred stock, which proceeds were partially offset by the repayment of $0.3 million in outstanding notes payable.

        For the year ended December 31, 2013, net cash provided by financing activities consisted of $0.1 million in net proceeds from the issuance of a note payable.

Future Funding Requirements

        To date, we have not generated any revenues from the commercial sale of approved gene therapy products or drug therapies and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our gene therapy core business. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize AVXS-101. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We also expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

        Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2017. We intend to devote the majority of our capital resources for clinical development and regulatory approval of AVXS-101. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

        Our future capital requirements will depend on many factors, including:

  •
  the progress and results of our studies and clinical trials for AVXS-101;

  •
  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

  •
  the number and development requirements of other product candidates that we may pursue;

  •
  the costs, timing and outcome of regulatory review of our product candidates;

  •
  the cost and timing of establishing and validating manufacturing processes and facilities, including our own, for development and commercialization of our product candidates, if approved;

  •
  the efforts necessary to institute post-approval regulatory compliance requirements;

  •
  the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

  •
  the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which our product candidates are assigned;

  •
  the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

  •
  the extent to which we acquire or in-license other product candidates and technologies.

        Our future commercial revenue, if any, will be derived from sales of therapy products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

        Our principal commitments consist of obligations under our clinical trial commitments, tax indemnification obligation, consulting fees and operating lease commitments. The following table summarizes these contractual obligations as of December 31, 2015:

Contractual Obligations	Total		Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Milestone payments under ReGenX License	$12,000,000	(1)	$—	$—	$—	$—
Milestone payments under AskBio License	9,600,000	(1)
Milestone payments under NCH License	175,000	(1)	—	—	—	—
Consulting fees	187,500		90,000	97,500	—	—
Operating lease commitments	675,349		158,930	388,352	128,067	—

Total contractual obligations(2)	$22,637,849		$248,930	$485,852	$128,067	$—

(1)
Represents aggregate potential milestone obligation amounts. The actual amounts and timing of these payments are uncertain, as the payments are contingent upon future events.

(2)
Includes an aggregate of $21.8 million of potential milestone payments under the ReGenX License, the AskBio License and NCH License, as described in footnote (1).

        The contractual obligations table does not include any potential royalty payments we may be required to make under our supply agreement because the amount and timing of when these payments will actually be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

Off-Balance Sheet Arrangements

        During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of December 31, 2015 we had cash and cash equivalents totaling $62.3 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AveXis, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable common stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AveXis, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 18, 2016

AveXis, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$62,251,860	$3,119,713
Prepaid expenses and other current assets	909,629	22,643

Total current assets	63,161,489	3,142,356
Property and equipment, net	235,590	28,050
Other long-term assets	1,687,212	4,433

Total assets	$65,084,291	$3,174,839

Liabilities, redeemable common stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$359,787	$83,556
Accrued expenses	2,437,017	883,363
Accrued indemnification obligation	4,080,500	4,080,500

Total current liabilities	6,877,304	5,047,419

Total liabilities	$6,877,304	$5,047,419

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Balance Sheets (Continued)

	December 31, 2015	December 31, 2014
Commitments and contingencies (Note 16)
Redeemable common stock; par value $0.0001 per share, 456,043 shares issued and outstanding at December 31, 2015; 417,778 shares issued and outstanding at December 31, 2014	1,032,909	559,745
Stockholders' equity (deficit):
Class D preferred stock; par value $0.0001 per share, 3,105,000 shares authorized, 3,093,092 shares issued and outstanding at December 31, 2015; no shares authorized, issued and outstanding at December 31, 2014	309	—
Class C preferred stock; par value $0.0001 per share, 2,365,020 shares authorized, issued and outstanding at December 31, 2015 (aggregate liquidation preference of $9,372,112); 2,365,020 shares authorized, 1,262,075 shares issued and outstanding at December 31, 2014 (aggregate liquidation preference of $5,003,492)	237	126
Class B-2 preferred stock; par value $0.0001 per share, 326,557 shares authorized, and no shares issued and outstanding	—	—
Class B-1 preferred stock; par value $0.0001 per share, 3,278,938 shares authorized, 3,237,528 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $8,000,003); 3,278,938 shares authorized, 2,225,807 shares issued and outstanding at December 31, 2014 (aggregate liquidation preference of $5,500,003)	324	223
Undesignated preferred stock; par value $0.0001 per share, 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; par value $0.0001 per share, 22,080,000 shares authorized, 6,817,093 shares issued and outstanding at December 31, 2015; 17,924,182 shares authorized, 6,472,093 shares issued and outstanding at December 31, 2014	682	647
Additional paid-in capital	115,723,046	17,643,298
Accumulated deficit	(58,550,520)	(20,076,619)

Total stockholders' equity (deficit)	57,174,078	(2,432,325)

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$65,084,291	$3,174,839

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Revenue	$—	$—	$—
Operating expenses:
General and administrative	11,079,512	1,869,899	1,834,368
Research and development	27,493,460	13,550,422	362,609

Total operating expenses	38,572,972	15,420,321	2,196,977

Loss from operations	(38,572,972)	(15,420,321)	(2,196,977)
Other income	84,558	—	—
Interest (expense) income	14,570	(131,527)	(16,907)

Loss from continuing operations, before income taxes	(38,473,844)	(15,551,848)	(2,213,884)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(38,473,844)	(15,551,848)	(2,213,884)
Loss from discontinued operations, net of tax	—	(8,729)	(475,530)
Loss from sale of discontinued operations, net of tax	—	(145,199)	—

Net loss and comprehensive loss	$(38,473,844)	$(15,705,776)	$(2,689,414)

Basic and diluted net loss per common share from continuing operations (Note 13)	$(5.43)	$(2.37)	$(0.35)
Basic and diluted net loss per common share from discontinued operations (Note 13)	—	(0.02)	(0.08)

Basic and diluted net loss per common share (Note 13)	$(5.43)	$(2.39)	$(0.43)

Weighted-average basic and diluted common shares outstanding	7,087,618	6,916,404	6,228,922

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Changes in Redeemable Common Stock and Stockholders' Equity (Deficit)

	Redeemable Common Stock		Class D Preferred Stock		Class C Preferred Stock		Class B-2 Preferred Stock		Class B-1 Preferred Stock		Undesignated Preferred Stock
													Common Stock				Total Stockholders' Equity (Deficit)
															Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	331,053	$345,447	—	$—	—	$—	—	$—	—	$—	—	$—	7,061,173	$706	$2,727,038	$(4,370,843)	$(1,643,099)

Stock-based compensation—restricted stock			—	$—	—	$—	—	$—	—	$—	—	$—	583,597	$59	$5,749,774	$—	$5,749,833
Stock-based compensation—stock options															416,624		416,624
Stock-based compensation—stock warrants															243,863		243,863
Stock-based compensation—shares exchange															193,549		193,549
Stock-based compensation—share grants															594,088		594,088
Share exchanges									1,214,077	122			(1,214,077)	(122)	—		—
Issuance of Class B-1 preferred stock and B-2 warrants									809,385	81					1,999,919		2,000,000
Conversion of PBM convertible debt									202,345	20					612,815		612,835
Conversion of Deerfield convertible debt					126,991	13									503,411		503,424
Issuance of Class C preferred stock					1,135,084	113									4,499,921		4,500,034
Issuance of common stock to vendor													41,400	4	102,296		102,300
Issuance of redeemable common stock at fair value	86,725	214,298													—		—
Net Loss															—	(15,705,776)	(15,705,776)

Balance at December 31, 2014	417,778	$559,745	—	$—	1,262,075	$126	—	$—	2,225,807	$223	—	$—	6,472,093	$647	$17,643,298	$(20,076,619)	$(2,432,325)

Stock-based compensation—restricted stock															19,322,275		19,322,275
Stock-based compensation—stock options															5,250,217		5,250,217
Stock-based compensation—stock warrants															358,637		358,637
Issuance of Class D preferred stock			3,093,092	309											64,787,240		64,787,549
Issuance of Class C Milestone Shares					1,102,945	111									4,999,909		5,000,020
Issuance of Class B-1 Milestone Shares									1,011,721	101					2,499,899		2,500,000
Exercise of stock options													207,000	21	520,585		520,606
Exercise of stock warrant													138,000	14	340,986		341,000
Sixeva Liquidation																(57)	(57)
Issuance of redeemable common stock at fair value	38,265	473,164														—	—
Net Loss																(38,473,844)	(38,473,844)

Balance at December 31, 2015	456,043	$1,032,909	3,093,092	$309	2,365,020	$237	—	$—	3,237,528	$324	—	$—	6,817,093	$682	$115,723,046	$(58,550,520)	$57,174,078

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flows from operating activities
Net loss	$(38,473,844)	$(15,705,776)	$(2,689,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of discontinued operations	—	145,199	—
Depreciation and amortization	13,463	3,350	14,774
Employee stock-based compensation	5,250,217	1,204,261	1,227,744
Stock-based third-party research and development	20,154,076	6,207,993	345,447
Fixed asset impairment	—	—	134,125
Loss on extinguishment of debt	—	116,260	—
Changes in operating assets and liabilities
Prepaid and other current assets	(886,986)	(22,643)	—
Other long-term assets	(1,311,736)	(4,433)	—
Accounts payable	276,231	(92,582)	278,438
Accrued expenses	1,182,611	58,103	80,293
Accrued indemnification obligation	—	4,080,500	—
Other	(57)	—	—
Net cash provided by discontinued operations	—	8,731	91,407

Net cash used in operating activities	(13,796,025)	(4,001,037)	(517,186)
Cash flows from investing activities
Capital expenditures	(221,003)	(29,284)	(2,228)

Net cash used in investing activities	(221,003)	(29,284)	(2,228)
Cash flows from financing activities
Proceeds from issuance of notes payable	—	—	100,000
Proceeds from issuance of convertible notes	—	1,000,000	—
Proceeds from issuance of Class B common stock	2,500,000	2,000,000	—
Proceeds from issuance of Class C common stock	5,000,020	4,500,034	—
Proceeds from issuance of Class D common stock	64,787,549	—	—
Proceeds from exercise of stock options	520,606	—	—
Proceeds from exercise of stock warrants	341,000	—	—
Re-payment of notes payable	—	(350,000)	—

Net cash provided by financing activities	73,149,175	7,150,034	100,000

Net increase (decrease) in cash and cash equivalents	59,132,147	3,119,713	(419,414)
Cash and cash equivalents, Beginning of Period	3,119,713	—	419,414

Cash and cash equivalents, End of Period	$62,251,860	$3,119,713	$—

Supplemental Cash Flow Information
Cash paid for interest	$14,745	$35,025	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities
Conversion of accrued legal fees into common stock	$—	$102,300	$—
Conversion of convertible notes into Class B-1 and Class C preferred stock	$—	$1,000,000	$—
Deferred issuance costs for planned initial public offering in accrued expenses	$371,043	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Notes to Consolidated Financial Statements

1. Background

        AveXis, Inc. was formed on March 8, 2010 in the state of Delaware as Biolife Cell Bank, LLC. In January 2012, the Company converted from a limited liability company ("LLC") to a corporation, Biolife Cell Bank, Inc. In January 2014, the Company amended and restated its Certificate of Incorporation to change its name to AveXis, Inc. ("AveXis" or "the Company").

        The Company is a clinical-stage gene therapy company dedicated to developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. The Company's initial product candidate, AVXS-101, is a gene therapy product candidate currently in a Phase 1 clinical trial for the treatment of spinal muscular atrophy, or SMA, Type 1 ("SMA"), the leading genetic cause of infant mortality.

Liquidity and Risks

        As of December 31, 2015, the Company generated an accumulated deficit of $58,550,520 since inception and had cash and cash equivalents of $62,251,860. The Company believes its cash and cash equivalents as of December 31, 2015, are sufficient cash resources to allow the Company to fund its current operations for at least the next twelve months. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

        The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to transition from preclinical manufacturing to commercial production of products.

Initial Public Offering (unaudited)

        On February 10, 2016, the Company completed an initial public offering ("IPO"), which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88,350,000 after deducting underwriting discounts and other estimated offering costs. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock and 2,365,020 shares of Class C preferred stock were automatically converted into shares of the Company's common stock.

        On March 3, 2016, the underwriters of the Company's IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company's common stock at the initial public offering price of $20.00 per share, resulting in net proceeds of approximately $9,800,000 after deducting underwriting discounts.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). These consolidated financial statements are presented in U.S. dollars.

Basis of Consolidation

        The Consolidated Financial Statements include the accounts of AveXis, Inc. and all of its controlled subsidiary companies and affiliates for which the Company holds a majority voting interest. All significant intercompany accounts and transactions have been eliminated.

        The Company applies the variable interest model under FASB ASC Topic 810, Consolidation ("ASC 810"), to any entity in which the Company holds an equity investment or to which the Company has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the model, and meets the definition of a variable interest entity ("VIE"), the Company considers whether it must consolidate the VIE or if further disclosures regarding the Company's involvement with the VIE are necessary. If the Company is determined to be the primary beneficiary of the VIE, the Company will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

        The Company considers a legal entity a VIE if (i) its investors do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (ii) as a group, the holders of the equity investment at risk do not have both the power to direct the activities of the legal entity that most significantly impact the entity's economic performance, and the obligation to absorb the expected losses or the right to receive expected residual returns of the legal entity. The Company considers itself to be the primary beneficiary of a VIE if the Company has both the power to direct the activities that most significantly affect the VIE's economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. If the Company, or any of the Company's related parties that have a variable interest in the VIE, individually lack the necessary power and benefits criteria, but the related party group as a whole has the necessary power and benefits, the Company determines which of the related party group members is most closely associated with the VIE and considers that party to be the primary beneficiary.

        As of December 31, 2013 the Company consolidated two VIEs, Biolife Dallas and Sixeva, Inc. On January 30, 2014 the Company disposed of Biolife Dallas and, as a result, as of December 31, 2014, the Company consolidated only Sixeva, Inc. as a VIE. See Note 3 for further information regarding the Company's involvement and variable interests in these entities.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of common stock, stock warrants and restricted stock, and the grant date fair value of stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from such estimates.

Concentrations of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company generally invests its cash equivalents in checking accounts, savings accounts and money market funds held at mid-sized financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less.

Property and equipment

        Property and equipment consists of office furniture and equipment and is recorded at cost less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of five to ten years for office furniture and equipment.

Impairment of Long-Lived Assets

        Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.

        During the year ended December 31, 2013, the Company recognized a $134,125 impairment loss on fixed assets utilized in its Stem Cell Business as a result of a decision to exit that business (see Note 4). Such amount is included in loss from discontinued operations for the year ended December 31, 2013.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The Company provides disclosure of financial assets and financial liabilities that are carried at fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements may be classified based on the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities using the following three levels:

          Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

          Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

          Level 3—Unobservable inputs that reflect the Company's estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

        The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Segment Information

        The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company's singular focus is on developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. All of the Company's tangible assets are held in the United States.

Revenue Recognition

        The Company's operations from its formation in 2010 through the end of 2013 were focused on the creation and operation of a processing, storage and preservation facility for fat (adipose tissue) and regenerative stems in Dallas, Texas (the "Stem Cell Business") (see Note 3). The Company recognized revenue from the Stem Cell Business once persuasive evidence of a final agreement exists; services have been rendered; the price of the service is fixed or determinable; and collectability from the customer is reasonably assured. In January 2014, the Company exited the Stem Cell Business. As a result, all net revenues associated with the Stem Cell Business are presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).

        To date, the Company has not generated any revenues from the commercial sale of its gene therapy product candidate.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, third party license fees, and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Upfront and milestone payments made to third parties who perform research and development services on the Company's behalf are expensed as services are rendered or when they no longer have alternative future use. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Patent Costs

        All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred totaled $12,492, $83,163 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively, and are classified as research and development expenses.

Stock-Based Compensation

        The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values.

        The Company's stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (the "Graded Vesting Attribution Method"), based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non-employees with only service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the Graded Vesting Attribution Method. Compensation expense related to awards to employees with only performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees only with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable.

        The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option-pricing model, which requires the input of and use of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the calculation of expected term of the award, (iv) the risk-free interest rate, and (v) expected dividends. Due to the lack of company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company computes historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. The Company's estimates of expected term used in the Black-Scholes option pricing model were based on the estimated time from the grant date to the date of exercise. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid dividends, and does not expect to pay dividends in the foreseeable future.

        The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. To date, a forfeiture rate of zero has been used to calculate stock-based compensation expense due to the Company's lack of historical experience. To the extent that actual forfeitures differ from the Company's estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.

        Stock-based awards issued to non-employees, consisting of stock warrants and restricted common shares, are accounted for using the fair value method in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. These stock warrants and restricted common shares have been granted in exchange for consulting services to be rendered, and vest according to certain service or performance conditions. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is estimated on the date of grant, and subsequently revalued at each reporting period until the award vests or a measurement date has occurred using the Black-Scholes option-pricing model.

Comprehensive Loss

        Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying consolidated financial statements.

Income Taxes

        The Company is a C corporation for federal and state income tax purposes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2015, 2014 and 2013, the Company has concluded that as a result of the accumulated losses to date and no near-term prospects for recognizing net income, a full valuation allowance is necessary for its deferred tax assets.

Recent Accounting Pronouncements

        In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides clarification regarding the guidance surrounding consolidation of

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity's ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The ASU will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company's consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires the Company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under the ASU, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. The ASU is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company's consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ("ASU 2014-16"). The guidance requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company's consolidated financial statements.

        In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is evaluating the application of this ASU, but has not determined the potential effects it may have on the Company's consolidated financial statements.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Deferred Initial Public Offering Costs

        Deferred initial public offering costs, which primarily consist of direct, incremental legal, accounting and other professional fees relating to the IPO, are included in other long-term assets in the consolidated balance sheets. These deferred costs will be offset against the IPO proceeds upon the consummation of the offerings. As of December 31, 2015 and 2014, the Company deferred $1,624,040 and $0 of IPO related costs.

3. Consolidated Variable Interest Entities

Biolife Cell Bank Dallas, LLC

        Prior to the development of treatments for rare and life-threatening neurological genetic diseases, the Company's business was focused on the Stem Cell Business.

        The Company formed two wholly-owned subsidiaries, Biolife Cell Bank Management, LLC ("Biolife Management") and Biolife Cell Bank Intellectual Property, LLC ("Biolife IP") to hold certain equipment and intellectual property necessary to conduct the Stem Cell Business.

        The Company then licensed the use of the equipment and intellectual property necessary to conduct the Stem Cell Business, to a new business, Biolife Cell Bank Dallas, LLC ("Biolife Dallas") which was formed on April 13, 2010, to conduct these operations. The initial members of Biolife Dallas were Sangreal Capital Fund I, LP ("Sangreal Capital") and West Summit Investments, LP ("West Summit") and the Company was appointed as Biolife Dallas' sole director providing it management power over its business and affairs. The principals behind both Sangreal Capital and West Summit were founders and Board members of the Company.

        In May 2010, Biolife Dallas began to accept subscriptions for its limited liability company shares. As of December 31, 2012, the Company had made investments totaling $1,250,000 in Biolife Dallas. During 2013, the Company made additional investments of $250,000 such that the total capital invested by the Company in Biolife Dallas as of December 31, 2013 was $1,500,000 (out of an aggregate $2,100,000 in investment), representing 37.5% of Biolife Dallas's outstanding equity. No additional investments were made by the Company in Biolife Dallas during the year ended December 31, 2014 or thereafter.

        Given that the Company had the power to direct the activities of Biolife Dallas that most significantly impacted the entity's economic performance the Company concluded that Biolife Dallas was a VIE which should be consolidated for financial statement purposes as of its inception date and until the Company's disposal of Biolife Dallas on January 30, 2014 (see Note 4).

        Pursuant to the Biolife Dallas operating agreement, the net losses for each reporting period were allocated to the members of Biolife Dallas in accordance with their respective percentage ownership interests, provided however that, to the extent any allocation of net losses would cause any members to have a deficit balance in their adjusted capital account at the end of such taxable year, such allocation of net loss was to be reallocated among the other members in accordance with their respective ownership interests. As a result, the net losses realized by Biolife Dallas were initially allocated to the non-controlling interests based on their ownership percentages through 2011, at which time their capital accounts were reduced to zero and all subsequent losses through the date of the Company's disposal of Biolife Dallas on January 30, 2014, were allocated to the Company.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Consolidated Variable Interest Entities (Continued)

        On September 28, 2015, the Company and Sixeva entered into a Payment and Release Agreement with Biolife Dallas, pursuant to which the Company agreed to pay $575,337 of the outstanding payable owed by the Company to Biolife Dallas, and Biolife Dallas agreed to forgive $84,500 of the outstanding payable related to amounts owed to it by Sixeva.

        Two of the Company's investors, JDH and West Summit, are equity holders of Biolife Dallas, and the principals of JDH and West Summit are former directors of the Company.

Sixeva, Inc.

        Sixeva, Inc. ("Sixeva") was formed by Mr. John Carbona ("Mr. Carbona"), the Company's former Chief Executive Officer and director, on July 8, 2013. Sixeva had 1,000,000 shares of common stock outstanding from inception through December 31, 2014. 500,000 shares of common stock were purchased and held by Carbona Capital LLC, an entity affiliated with Mr. Carbona, for $50.00 and 500,000 shares of common stock were purchased and held by Carbona Charitable Remainder Trust, an entity affiliated with Mr. Carbona, for $50.00. In addition to the above equity, Sixeva was funded through borrowings pursuant to a $100,000 promissory note from White Rock Capital Partners, L.P. (see Note 9).

        From inception, all of the employees of Sixeva provided administrative services that were directly related to the development of AVXS-101 on behalf of the Company and Sixeva was reimbursed for such services by the Company.

        Due to the Company having the right to receive the benefits of the VIE (the services being performed by Sixeva's employees in the development of AVXS-101), the Company is the primary beneficiary of Sixeva and therefore has consolidated Sixeva in its consolidated financial statements from Sixeva's inception.

        In connection with the termination of Mr. Carbona's employment with the Company in April 2015 (see Note 15), all of the outstanding common shares of Sixeva were transferred to the Company, resulting in the Company owning 100% of its outstanding common stock and Sixeva becoming a consolidated subsidiary of the Company. At the time of the transfer, Sixeva had $58 in cash and cash equivalents and a payable to Biolife Dallas in the amount of $84,500, such that there was no value in the common shares acquired from Mr. Carbona. The $84,500 owed to Biolife Dallas was subsequently forgiven in September 2015. The dissolution of Sixeva occurred in October 2015.

4. Discontinued Operations

        On January 30, 2014, the Company sold the 150,000 shares of Biolife Dallas held by it back to Biolife Dallas in exchange for $150.00 and resigned as the sole director of Biolife Dallas. Additionally, the Company sold the 1,000 shares of Biolife Management and the 1,000 shares of Biolife IP, held by it, to DGG Holdings (an entity controlled by Dr. David Genecov, a former member of the Company's Board) for $20.00 in the aggregate. As a result of these transactions the Company eliminated the operations and cash flows of Biolife Dallas from its ongoing operations and exited the Stem Cell Business. This disposal is a result of a fundamental change in the business and is consistent with the Company's long-term strategy to focus its activities on rare and life-threatening neurological genetic diseases.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Discontinued Operations (Continued)

        Biolife Dallas had identifiable cash flows that were largely independent of the cash flows of the Company's other assets and liabilities. All net revenues and direct operating costs associated with Biolife Dallas, as well as the loss on sale for both the current and prior periods, are presented as discontinued operations in the accompanying consolidated financial statements.

        The losses attributed to the Stem Cell Business for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Results of discontinued operations
Revenues	$—	$2,549	$49,094
Cost of goods sold	—	—	(80,148)
General and administrative expenses	—	(8,504)	(387,345)
Research and development expenses	—	—	(23,381)

Results from operating activities	—	(5,955)	(441,780)
Interest expense	—	2,774	33,750

Results from operating activities, before tax	—	(8,729)	(475,530)
Income tax expense (benefit)	—	—	—

Results from operating activities, net of tax	—	(8,729)	(475,530)
Loss on sale of discontinued operation	—	(145,199)	—

Net loss	$—	$(153,928)	$(475,530)

        During the year ended December 31, 2013, the Company recognized a $134,125 impairment loss on fixed assets utilized in its Stem Cell Business as a result of a decision to exit that business. Such amount is included in general and administrative expense in the above table for the year ended December 31, 2013.

        The Company does not believe there is an effect of income taxes on discontinued operations. Due to the Company's ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), a valuation allowance has been recorded to fully offset the Company's deferred tax asset (see Note 17).

5. Collaboration and License Agreements

Nationwide Children's Hospital

        In October 2013 (the "Effective Date"), the Company entered into an Exclusive License Agreement (the "Nationwide License"), which agreement was amended and restated in its entirety in January 2016 (see Note 21), with Nationwide Children's Hospital ("NCH"). Under the terms of the agreement, NCH granted the Company an exclusive, non-transferable, worldwide license to certain patents held by NCH for the therapy and treatment of SMA. The Company was also provided a license to the Investigational New Drug application ("IND") for AVXS-101 (the "Product Candidate") and was provided the right to become sponsor of the IND after completion of the Phase 1 clinical trial. On

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Collaboration and License Agreements (Continued)

October 14, 2015, the Company exercised the option and, as of November 6, 2015, the Company became the sponsor of the IND. Additionally, the Company was provided the U.S. marketing rights to the product upon receipt of regulatory approval.

        The Company is responsible for all clinical trial costs incurred by NCH that are not covered by third party research grants and the Company committed to spend not less than $9,400,000 for the development of the Product Candidate during the first eight years of the Nationwide License (see Note 21).

        Amounts incurred by NCH and reimbursed by the Company for the years ended December 31, 2015, 2014 and 2013 were $570,299, $341,482 and $7,560, respectively and are included in research and development expense in the consolidated statements of operations. Aggregate development costs, as defined in the Nationwide License, incurred by the Company through December 31, 2015 and 2014 were $9,890,947 and $3,049,491, respectively and achieve the committed contractual spend under the Nationwide License.

        As consideration for the Nationwide License, on the Effective Date, the Company agreed to issue 331,053 shares of its common stock to NCH (the "Up-front Shares"), which represented 3% of the Company's outstanding capital stock on a fully-diluted basis. Additionally, the Company agreed to make certain future milestone payments totaling $125,000 upon achievement of certain regulatory milestones and agreed to reimburse NCH, upon the successful completion of an additional financing round, the amount of $83,163 to cover past patent costs and expenses incurred by NCH prior to the Effective Date. These patent reimbursement costs are included in research and development expense for the year ended December 31, 2014.

        The Nationwide License provides that for the 30 day period immediately following FDA approval of the Biologics License Application ("BLA"), NCH shall have the option (if it owns at least 50% of the shares issued to it pursuant to the agreement) to sell all, but not less than all, of the Up-front Shares back to the Company at a per share price equal to two times the price per share of preferred stock sold by the Company in its Class B Financing ($2.47 per share), with such consideration to be paid by the Company in four equal quarterly installments (the "Royalty Option") (see Note 21).

        If the Royalty Option is exercised, the Company shall pay a low single digit royalty on net sales, if any, of the Product Candidate during the term of the Nationwide License, subject to certain annual minimums (see Note 21). In addition, the Company must pay NCH a portion of sublicensing revenue received from its sublicense of the licensed technology at percentages between low-double digits and low-teens (see Note 21).

        The rights granted to the Company under the Nationwide License represent distinct components that need to be combined with other licensed intellectual property and know how in order to complete the clinical development of AVXS-101 and have no alternative future use. Additionally, the Company did not acquire any employees in connection with the Nationwide License. As a result of the above, and the early-stage nature of the licensed technology, the Company concluded that the acquired rights did not meet the definition of a business, and therefore the Company accounted for the Nationwide License as an asset acquisition and expensed such amounts as research and development expense.

        The Company recognized research and development expense of $345,447 in its consolidated financial statements for the year ended December 31, 2013, representing the fair value of the Up-front Shares issued to NCH as of the Effective Date. Since NCH can require the Company to repurchase the

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Collaboration and License Agreements (Continued)

Up-front Shares upon exercise of the Royalty Option, the fair value of the Up-front Shares as of the Effective Date of the Nationwide License is reflected as redeemable common stock on the Company's consolidated balance sheet as of December 31, 2015 and 2014.

        In addition to the above, the Nationwide License granted NCH anti-dilution protection on its 3% equity ownership of the Company's outstanding capital stock on a fully-diluted basis until such time that the Company achieved a $50,000,000 market capitalization, and required that the Company file a registration statement for an initial public offering of its common stock within ninety days of the Effective Date. Failure to do so would constitute a material breach of the agreement and would allow NCH to terminate the Nationwide License.

        On January 13, 2014, the Nationwide License was amended to delay the requirement to file a registration statement to within 30 calendar days of NCH providing written notice to the Company that NCH had dosed the seventh patient in the Phase 1 clinical trial, and the anti-dilution protection afforded to NCH was extended until such time as the Company achieved a $100,000,000 market capitalization. In consideration for this amendment the Company agreed to pay to NCH an aggregate of $50,000, with $20,000 payable on the amendment date, and three $10,000 payments payable within ten days of the dosing of each of the first, second and fourth patients in the Phase 1 clinical trial. Such amount is included in research and development expense for the year ended December 31, 2014.

        In August 2014, the Company issued an additional 86,725 common shares to NCH pursuant to the anti-dilution provisions of the Nationwide License. The Company recognized additional research and development expense of $214,298, in its consolidated financial statements for the year ended December 31, 2014, representing the fair value of the additional common shares that were granted.

        In March 2015, the Company issued an additional 34,463 common shares to NCH, and in May 2015, the Company issued an additional 3,802 common shares to NCH in each case pursuant to the anti-dilution provisions of the Nationwide License. The Company recognized additional research and development expense of $473,164 in its consolidated financial statements for the year ended December 31, 2015, representing the fair value of the additional common shares that were granted. NCH's anti-dilution protection right expired on May 29, 2015 upon achievement by the Company of a $100,000,000 market capitalization.

        On April 23, 2015, the Nationwide License was again amended to further extend the filing deadline for a registration statement to December 31, 2015 in exchange for a $100,000 payment by the Company to NCH. Such amount is included in research and development expense for the year ended December 31, 2015.

        On October 14, 2015, the Company and NCH entered into an amendment to the Nationwide License. The amendment permits the Company to submit to the FDA for the transfer of the IND and associated regulatory filing to the Company and for the Company to become the sponsor of such IND. Contemporaneous with the execution of this amendment, the Company and NCH submitted the requisite documents to the FDA to initiate the transfer process. On November 6, 2015, the FDA approved the Company's sponsorship of such IND.

        The Nationwide License commenced on the Effective Date and terminates on the earliest of (a) the last to expire of the licensed patents or (b) 10 years from the date of first commercial sale of the Product Candidate (see Note 21). The Nationwide License can also be terminated (i) by the Company for convenience at any time after the first anniversary of the Effective Date upon six months

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Collaboration and License Agreements (Continued)

prior written notice, (ii) by either party in the event of an uncured breach upon thirty days written notice, (iii) by NCH upon the bankruptcy/insolvency of the Company, and (iv) by NCH if it is sued by the Company for anything other than breach of the agreement (see Note 21).

REGENXBIO Inc. License

        On March 21, 2014, the Company entered into a License Agreement (the "ReGenX License") with ReGenX Biosciences, LLC, predecessor to REGENXBIO Inc. ("ReGenX"). Under the terms of the agreement, ReGenX granted the Company an exclusive, non-transferable, worldwide license to utilize ReGenX'S proprietary adeno-associated virus ("AAV") gene delivery platform for the treatment of SMA, by in vivo gene therapy, using ReGenX'S AAV9 gene delivery vector.

        As consideration for the ReGenX License, the Company agreed to make a $2,000,000 up-front payment (the "ReGenX Up-front Payment"). $1,000,000 of such amount paid in March 2014 and the remaining $1,000,000 paid by June 30, 2014. Additionally, the Company agreed to pay potential future milestones aggregating $12,250,000, and a mid-single to low-double digit royalty on net sales, if any, of the Company's Product Candidate, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees the Company receives from sublicenses of the licensed intellectual property rights.

        The Company also agreed to pay an annual maintenance fee on each anniversary of the effective date of the ReGenX License. A milestone payment of $250,000 and annual maintenance fee of $50,000 are included in research and development expenses for the year ended December 31, 2015.

        The rights granted to the Company under the ReGenX License represent distinct components that need to be combined with other licensed intellectual property and know how in order to complete the clinical development of AVXS-101. Additionally, the Company did not acquire any employees or manufacturing capabilities in connection with the ReGenX License. As a result, the Company accounted for the ReGenX License as an asset acquisition.

        The ReGenX License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the ReGenX License at any time upon a specified period notice and ReGenX may terminate upon the breach or insolvency of the Company, if we are greater than a specified number of days late in paying money due under the agreement or if the Company, its affiliates, or sublicensees challenges the ReGenX patents subject to the ReGenX License. Either party may terminate the ReGenX License for material breach if such breach is not cured within a specified number of days.

Asklepios Biopharmaceutical, Inc. License

        On May 29, 2015, the Company and Asklepios Biopharmaceutical, Inc. ("AskBio") entered into a Non-Exclusive License Agreement (the "AskBio License"). Under the terms of the AskBio License, AskBio granted the Company a non-exclusive, non-transferable, worldwide license to certain patents and know how held by AskBio.

        As consideration for the AskBio License, the Company agreed to make a $1,000,000 up-front payment (the "AskBio Up-front Payment"), with $300,000 of such amount payable within thirty days of the effective date of the AskBio License, $300,000 payable within thirty days following the dosing of the first patient in the ongoing Phase 1 clinical trial of the Product Candidate and $400,000 payable upon

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Collaboration and License Agreements (Continued)

the dosing of the ninth patient in the clinical trial, as well as potential future milestone payments aggregating $9,600,000, and a tiered royalty on net sales, if any, of the Company's Product Candidate, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event the Company exercises its option to make a specified one-time royalty option fee payment to AskBio. The Company must also pay AskBio a low double digit percentage of all consideration the Company receives from any sublicense of the licensed technology.

        Additionally, the Company agreed to pay an annual maintenance fee of $50,000 on each anniversary of the effective date of the AskBio License.

        The rights granted to the Company under the AskBio License represent distinct components that need to be combined with other licensed intellectual property and know-how in order to complete the clinical development of AVXS-101. Additionally, the Company did not acquire any employees or manufacturing capabilities in connection with the AskBio License. As a result, the Company accounted for the AskBio License as an asset acquisition.

        The AskBio Up-front Payment of $1,000,000 and accrued annual maintenance fees of $16,941 are included in research and development expense for the year ended December 31, 2015.

        The AskBio License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the AskBio License at any time upon six months' notice and AskBio may terminate upon the breach or insolvency of the Company.

        Additionally, AskBio may terminate the AskBio License in the event the Company (i) researches, develops or commercializes any AAV-based treatment for hemophilia or (ii) undergoes a change in control or is otherwise acquired by a third party that researches, develops or commercializes any AAV-based treatment for hemophilia, in each case, until April 1, 2019 unless such change in control is first approved by AskBio, such approval not to be unreasonably withheld if the party in control following such a change of control event agrees to additional restrictive measures as reasonably proposed by AskBio in its sole discretion prior to such change of control respecting the use of the AskBio licensed technology.

6. Property and Equipment, Net

        Property and equipment, net, consists of the following:

	December 31, 2015	December 31, 2014
Office furniture and equipment	$252,514	$31,512
Less: accumulated depreciation	(16,924)	(3,462)

Property and equipment, net	$235,590	$28,050

        During the year ended December 31, 2013, the Company recognized a $134,125 impairment loss on fixed assets utilized in its Stem Cell Business as a result of a decision to exit that business (see Note 4). Such amount is included in loss from discontinued operations, net of tax, for the year ended December 31, 2013.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment, Net (Continued)

        Depreciation expense was $13,463, $3,350 and $14,774 for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Accrued Expenses

        Accrued expenses consist of the following:

	December 31, 2015	December 31, 2014
Due to Related Party: Biolife Cell Bank Dallas, LLC (see Note 19)	$—	$659,837
Accrued professional fees	348,165	—
Accrued issuance costs for planned initial public offering	371,043	—
Accrued severance (see Note 14)	153,846	—
Accrued manufacturing costs	513,606	—
Accrued clinical trial costs (see Note 5)	93,621	122,129
Accrued payroll, bonus and deferred compensation	761,556	12,327
Accrued license maintenance fees (see Note 5)	68,311	38,870
Accrued patent reimbursement costs (see Note 5)	—	20,791
Other	126,869	29,409

Accrued expenses	$2,437,017	$883,363

8. Accrued Indemnification Obligation

        In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of its Board of Directors pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company (see Note 12). In connection with the restricted stock purchase agreement, the Company agreed to indemnify this consultant for any taxes, interest, fines, penalties or other costs and expenses that the consultant may incur in the future should the Internal Revenue Service ("IRS") succeed in a tax determination that the stock price paid by consultant (which was par value) was lower than the fair market value of the stock on the date of grant. The indemnification term is in effect for six years after the due date of the tax return for the year in which the stock was issued (April 15, 2021).

        In connection with the preparation of the Company's audited consolidated financial statements for the year ended December 31, 2014, the Company determined that the per share fair value of the Company's common stock on January 28, 2014, the grant date, was $1.51 (see Note 12).

        As a result, the Company intends to issue the consultant an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3,535,419. Due to the indemnity obligation contained in the consultant's restricted stock purchase agreement, the Company will ultimately be required to reimburse the consultant for the taxes he will pay following receipt of the amended Form 1099 and the amendment of the consultant's 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2015 and 2014.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Accrued Indemnification Obligation (Continued)

        Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by the consultant on the indemnity payment.

        As a result, the Company has accrued $4,080,500 at December 31, 2015 and 2014, representing the Company's best estimate of the ultimate tax indemnification and gross-up payment to be made to the consultant. Such amount has been recorded as research and development expense in the Company's consolidated statements of operations for the year ended December 31, 2014.

9. Notes Payable

Harkey and West Summit Notes, AveXis, Inc.

        On July 6, 2010, each of John Harkey and West Summit, loaned $225,000 pursuant to Promissory Note Agreements (the "Harkey and West Summit Notes") to Biolife Dallas a consolidated VIE of the Company. The Harkey and West Summit Notes were unsecured and carried interest at a rate of 7.5% per annum, with a stated maturity of September 30, 2010. John Harkey is a founder and former Board Member of the Company and West Summit is a founder of the Company and the principal of West Summit is a former Board Member of the Company.

        On September 30, 2010 the Harkey and West Summit Notes were amended to extend their respective maturity dates to December 31, 2011. On January 1, 2012, the Harkey and West Summit Notes were further amended to extend their respective maturity dates to December 31, 2012. On January 1, 2013, the Harkey and West Summit Notes were further amended to extend their respective maturity dates to December 31, 2015.

        The Harkey and West Summit Notes were disposed of in connection with the divestiture of Biolife Dallas.

White Rock Capital Partners, L.P. Note, AveXis, Inc.

        On September 25, 2012, the Company and White Rock Capital Partners, L.P. ("White Rock") entered into an unsecured promissory note (the "White Rock Note") in the principal amount of $250,000, pursuant to which White Rock loaned the Company $250,000. The White Rock Note carried interest at a rate of 5% per annum and had a stated maturity of September 25, 2013. The White Rock Note could be voluntarily prepaid at any time prior to maturity without penalty.

        As of December 31, 2013, the White Rock Note remained outstanding and was in default. The outstanding principal and interest on the White Rock Note was ultimately repaid on August 14, 2014 with a portion of the proceeds received from the issuance of Class C preferred stock (see Note 10).

White Rock Capital Partners, L.P. Note, Sixeva, Inc.

        On July 22, 2013, Sixeva entered into an unsecured promissory note in the principal amount of $100,000 with White Rock (the "Sixeva Note"), pursuant to which White Rock loaned Sixeva $100,000. The Sixeva Note carried interest at a rate of 10% per annum and had a stated maturity of July 22, 2014.

        The outstanding principal and interest on the Sixeva Note was repaid by Sixeva on August 14, 2014.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capitalization

        On February 1, 2016 (unaudited), the Company amended its certificate of incorporation to effect a stock split whereby each issued and outstanding share of common stock and Class B-1, B-2, C and D preferred stock was converted into 1.38 shares of common stock, Class B-1, B-2, C and D preferred stock, respectively (see Note 21). The par value per share was not adjusted as a result of this stock split. All share information presented in these consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action.

        As of December 31, 2014, the authorized capital stock of the Company consisted of 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share, 17,924,182 shares of common stock, par value $0.0001 per share, 3,278,938 shares of Class B-1 preferred stock, par value $0.0001 per share, 326,557 shares of Class B-2 preferred stock, par value $0.0001 per share and 2,365,020 shares of Class C preferred stock, par value $0.0001 per share.

        As of December 31, 2015, the authorized capital stock of the Company consisted of 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share, 22,080,000 shares of common stock, par value $0.0001 per share, 3,278,938 shares of Class B-1 preferred stock, par value $0.0001 per share, 326,557 shares of Class B-2 preferred stock, par value $0.0001 per share and 2,365,020 shares of Class C preferred stock, par value $0.0001 per share, 3,105,000 shares of Class D preferred stock, par value $0.0001 per share.

        On January 30, 2014, the Company entered into three separate Exchange Agreements pursuant to which JDH Investment Management ("JDH"), an entity affiliated with a founder and then Board member of the Company, exchanged 202,347 common shares held by it for 202,347 Class B-1 preferred shares, Mr. Carbona exchanged 202,347 common shares held by him for 202,347 Class B-1 preferred shares and West Summit exchanged 202,347 common shares held by it for 202,347 Class B-1 preferred shares. The common shares received by the Company pursuant to these Exchange Agreements were cancelled and retired and ceased to be issued and outstanding. In connection with the Exchange Agreements, the Company reduced earnings available to common stockholders used in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014 (see Note 13) by an aggregate of $387,098, representing the difference between the fair value of the Class B-1 preferred shares issued and the fair value of the common stock that was surrendered in the exchanges, which the Company has accounted for as a deemed preferred dividend on its common stock. Additionally, because Mr. Carbona was serving as the Company's chief executive officer at the time, the Company recognized stock-based compensation expense (see Note 12), in connection with Mr. Carbona's Exchange Agreement.

        On February 18, 2014, the Company entered into an Exchange Agreement with White Rock pursuant to which White Rock exchanged 303,518 common shares held by it for 303,518 Class B-1 preferred shares, and on February 27, 2014, the Company entered into an Exchange Agreement with NRM, pursuant to which NRM exchanged 303,518 common shares held by it for 303,518 Class B-1 preferred shares. The common shares received by the Company pursuant to these Exchange Agreements were cancelled and retired and ceased to be issued and outstanding. In connection with the White Rock and NRM Exchange Agreements, the Company reduced earnings available to common stockholders used in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014 (see Note 13) by an aggregate of $479,471, representing the difference between the fair value of the Class B-1 preferred shares issued and the fair value of the common stock that was

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capitalization (Continued)

surrendered in the exchanges, which the Company has accounted for as a deemed preferred dividend on its common stock.

        In the event of any Liquidation Event (as defined in the Third Amended and Restated Certificate, see Note 21), the aggregate assets available for distribution to the stockholders shall be distributed as follows:

  •
  first to the holders of Class C and Class D preferred stock in an amount per share equal to their original issue price ($4.2299 per share for Class C and $21.0145 per share for Class D preferred stock);

  •
  then, to the holders of Class B preferred stock in an amount per share equal to their original issue price ($2.471 per share for Class B-1 and $2.572 per share for Class B-2 preferred stock); and

  •
  then, the remaining assets shall be distributed to all holders of common stock and Class B-1, B-2, C and D preferred stock ratably based on the number of shares held by each holder.

        The right to a preferential distribution held by the Class B-1, B-2, C and D preferred stockholders terminates upon the conversion of the preferred stock to common stock upon the completion of a qualified IPO.

        Holders of common stock and Class B-1, B-2, C and D preferred stock vote together as a single class.

        The Class B-1, B-2, C and D preferred stockholders have certain customary protective provisions that allow them to approve the liquidation, dissolution or merger of the Company, the payment of dividends, the amendment of the Company's certificate of incorporation, an IPO or offering of the Company's debt securities, capital expenditures above a specified threshold and changes in the authorized shares or preferences of the Company's capital stock.

        The Class B-1, B-2, C and D preferred shares are subject to proportional adjustment upon stock splits and stock dividends.

        The Class B-1, B-2, C and D preferred shares will automatically convert, on a one-for-one basis, into common stock upon a Qualified IPO or the affirmative vote of the holders of a majority of the issued and outstanding shares of Class B-1, B-2, C and D preferred stock.

        The Company's certificate of incorporation and the related Class B and C financing documents reference the legal form of the Class B-1, B-2, C and D preferred shares as "common stock." For GAAP purposes, the Class B-1, B-2, C and D shares have been classified as preferred stock due to the preferential distributions that may be received by the holders of such shares.

Class B-1 and B-2 Preferred Stock

        On January 30, 2014, the Company entered into a Convertible Note and Class B Stock Purchase Agreement (the "Class B Purchase Agreement") with PBM Capital Investments, LLC ("PBM"). Under the Class B Purchase Agreement, the Company sold to PBM a $500,000 convertible promissory note (the "Class B Note") (see Note 11) and granted PBM an option (the "Class B Option") to purchase 809,385 shares of Class B-1 preferred stock at a purchase price of $2.47 per share and a warrant (the "Class B-2 Warrant") to purchase 130,623 shares of Class B-2 preferred stock at $2.57 per share (the

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capitalization (Continued)

"Class B Stock Closing"). To exercise the Class B Option, PBM was required to provide written notice of its intent on or before February 28, 2014 after which date the Class B Option would terminate.

        After the Class B Stock Closing, the Company also agreed to sell and PBM agreed to purchase, on the same terms and conditions, 1,011,721 additional shares of Class B-1 preferred stock (the "Class B-1 Milestone Shares") and a warrant to purchase 163,278 additional shares of Class B-2 preferred stock (the "Milestone Warrant") on the same terms and conditions. The Class B-1 Milestone Shares were to be sold and the Milestone Warrant was to be issued within ten days of the date that the Company certified that the data and safety monitoring board appointed by the FDA had approved the dosing of the 7th patient in the Company's Phase 1 clinical trial.

        On February 27, 2014, PBM provided notice of its intent to exercise the Class B Option. On March 7, 2014, the Company issued to PBM 1,011,721 shares of Class B-1 preferred stock at $2.47 per share in exchange for $2,000,000 of cash and the conversion of the Class B Note. In conjunction with the purchase of the Class B-1 preferred stock, the Company also issued the Class B-2 Warrant to PBM to purchase 130,623 shares of Class B-2 preferred stock at an exercise price of $2.57 per share.

        In April 2015, the Company certified that the data and safety monitoring board appointed by the FDA had approved the dosing of the 7th patient in the Company's Phase 1 clinical trial. As a result, on May 4, 2015, the Company issued the Class B-1 Milestone Shares and the Milestone Warrant to PBM in exchange for $2,500,000 of cash.

        The Class B-2 Warrant and the Milestone Warrant may be exercised by the holder, in whole or in part, upon the payment of the exercise price in cash. The Class B-2 Warrant and the Milestone Warrant terminate upon the earliest to occur of (a) the 10 year anniversary of their issuance date or (b) a liquidation event, as defined therein.

Class C Preferred Stock

        On August 11, 2014, the Company entered into a Class C Stock Purchase Agreement with Deerfield Private Design Fund III ("Deerfield") and Roche Finance Ltd ("Roche").

        At closing, Deerfield purchased 504,478 shares of Class C preferred stock at a price of $3.96 per share and converted the original principal amount and accrued and unpaid interest on a secured promissory note dated June 20, 2014 (see Note 11) in the original principal amount of $500,000 into 126,991 shares of Class C preferred stock at a conversion price of $3.96 per share.

        At closing, Roche purchased 630,606 shares of Class C preferred stock at a purchase price of $3.96 per share.

        After the initial closing, the Company agreed to sell, and Deerfield and Roche each agreed to purchase, an aggregate of 551,472 additional shares of Class C preferred stock at a purchase price of $4.53 per share (the "Class C Milestone Shares") upon the later to occur of the following milestones (the "Class C Milestone Event"):

  a)
  within 15 days of the date upon which the Company notifies both Deerfield and Roche that the dosing of the 6th patient in the Phase 1 clinical trial has occurred; or

  b)
  the second business day of the calendar month immediately following notification of the dosing of the 6th patient in the Phase 1 clinical trial.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capitalization (Continued)

        Neither Deerfield nor Roche was required to purchase any Class C Milestone Shares if either (A) the 6th patient was not dosed by April 15, 2015 or as of or prior to April 15, 2015, the clinical trial had been stopped, suspended or put on partial or complete hold for patient safety reasons. Either Deerfield or Roche was permitted, at their sole discretion, to purchase their portion of the Class C Milestone Shares at any time, irrespective of the occurrence of a Class C Milestone Event, by providing 5 days written notice.

        The Class C Milestone Event occurred in March 2015 and on March 17, 2015, the Class C Milestone Shares were purchased by Deerfield and Roche in exchange for an aggregate purchase price of $5,000,020 in cash.

Class D Preferred Stock Issuance

        On September 3, 2015, the Company entered into a Class D Stock Purchase Agreement pursuant to which the Company issued and sold an aggregate of 3,093,092 shares of Class D preferred stock at a price per share of $21.01 for an aggregate of $64,787,549, net of issuance costs.

11. Convertible Notes

Class B Note

        On January 30, 2014, the Company entered into the Class B Purchase Agreement with PBM (see Note 10). Under the Class B Purchase Agreement, the Company sold to PBM a $500,000 convertible promissory note (the "Class B Note") and granted PBM the Class B Option. The Class B Note had a stated maturity of January 31, 2016 and accrued interest at 8% per annum. The Class B Note could not be prepaid without the prior written consent of PBM.

        If the Company were to receive gross proceeds of $500,000 or more from the issuance or sale of any equity securities to PBM or another third party, any time prior to January 31, 2016, (a "PBM Qualified Financing"), the Class B Note would automatically convert, at the price per share paid by the investors in the PBM Qualified Financing, into the class of equity securities sold in the PBM Qualified Financing.

        If the Company completed a financing that was not considered a PBM Qualified Financing any time prior to January 31, 2016, PBM, at its option, could convert the Class B Note, at the price per share paid by the investors in such a financing transaction, into the class of equity securities sold in the financing transaction.

        Additionally, PBM, at its option, could elect to convert the Class B Note at any time prior to the earlier of the maturity date or the closing of a PBM Qualified Financing, into shares of the Company's Class B-1 preferred stock at a conversion price of $2.47 per share. Finally, if not earlier converted, The Class B Note would automatically convert into shares of the Company's Class B-1 preferred stock at a conversion price of $2.47 per share at maturity.

        The Company recorded the Class B Note in accordance with the guidance found in ASC 470-20. The conversion feature in the Class B Note qualifies for the exception from derivative accounting in accordance with ASC 815-40. The Company therefore allocated the $500,000 in proceeds received from PBM to the Class B Note, the Class B Option and the contingent Class B-1 Milestone shares based on their relative fair values.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Convertible Notes (Continued)

        The fair value of the Class B Option on the date of issuance, as calculated using the Black-Scholes model was $112,835, using the following assumptions: exercise price of $2.47 per share; Class B-1 preferred stock price of $2.47 per share; volatility of 45%; term of one month; a dividend yield of 0%; and an interest rate of 0.40%.

        The fair value of the contingent Class B-1 Milestone Shares was determined to be $0 because the $2.40 purchase price was equal to the fair value of a Class B-1 share as of the contract date. As a result, the Company recorded a discount of $112,835 related to the Class B Option.

        On March 7, 2014, the Company completed a PBM Qualified Financing with PBM and the outstanding principal amount of the Class B Note was converted into 202,345 shares of Class B-1 preferred stock at a conversion price of $2.47 per share and a Class B-2 Warrant to purchase 32,652 shares of Class B-2 preferred stock at an exercise price of $2.57 per share.

        As a result, the unamortized debt discount associated with the Class B Option of $112,835 was recognized immediately as a loss on extinguishment of debt. Such amount has been recorded within interest expense in the consolidated statement of operations for the year ended December 31, 2014.

Deerfield Convertible Note

        On June 19, 2014, the Company and Deerfield entered into a $500,000 secured promissory note (the "Deerfield Note"). The Deerfield Note accrued interest at a rate of 5% per year compounding annually on December 31 of each year. In connection with the issuance of the Deerfield Note, Deerfield was granted a security interest in the Company's intellectual property.

        The outstanding principal and interest on the Deerfield Note was convertible, at the option of Deerfield, upon consummation of a qualified financing (a "Deerfield Qualified Financing") or at any time in which amounts remain unpaid under the Deerfield Note into shares of the same class and series of capital stock of the Company issued to the other investors in the Deerfield Qualified Financing at a conversion price per share equal to the lowest price per share at which the Deerfield Qualified Financing securities are sold by the Company to the investors in the Deerfield Qualified Financing. If the Company failed to complete a Deerfield Qualified Financing, Deerfield would be entitled to a 2.5% origination fee on the principal amount of the Deerfield Note, as well as reimbursement of out of its out of pocket expenses.

        The Company recorded the Deerfield Note in accordance with the guidance found in ASC 470-20. The conversion feature in the Deerfield Note qualifies for the exception from derivative accounting in accordance with ASC 815-40. Under ASC 470-20, the fair value of the liability component of the Deerfield Note was determined to be the principal amount of $500,000 as the Deerfield Note contained no additional conversion or embedded features.

        On August, 11, 2014, the Company completed a Deerfield Qualified Financing with Deerfield and the outstanding principal amount of, and interest and unpaid interest on, the Deerfield Note were converted into 126,991 shares of Class C preferred stock at a conversion price of $3.96 per share.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation

Mr. Carbona Purchase Right Agreement

        On October 9, 2013, the Company and Mr. Carbona entered into a Purchase Right Agreement. Under the agreement, the Company provided Mr. Carbona an option to purchase 1,176,588 shares of the Company's common stock, par value $0.0001, for an aggregate purchase price of $0.02 (the "Purchase Right"). The Purchase Right was exercisable until October 11, 2013.

        The Purchase Right was exercised by Mr. Carbona in the allotted time and settled in cash. As a result, the Company issued 1,176,588 shares of common stock to Mr. Carbona.

        As the award was fully vested on the date of grant and there was no service to be performed by Mr. Carbona in order to retain the shares, the Company recognized compensation expense in the amount of $1,227,744 representing the difference between the fair value of the shares on the date of grant and the $0.02 paid by Mr. Carbona. Such amount is included within general and administrative expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2013. The Company estimated the fair value of the common stock underlying the award to be $1.04 per share utilizing the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "AICPA Practice Guide"), including an independent third party valuation (see the discussion regarding the Company's October 9, 2013 common stock valuation below).

Mr. Carbona Stock Purchase and Option Agreement

        On January 30, 2014, JDH, West Summit and Mr. Carbona entered into a Stock Purchase and Option Agreement. Under the agreement, JDH and West Summit sold 392,287 common shares to Mr. Carbona for the price per share of $0.00007, or $28.44 in the aggregate. Additionally, the agreement contained a cross option (the "Cross Option"), which provided Mr. Carbona the option to buy one-third of any eligible shares acquired in the future by JDH or West Summit for the price paid by them to acquire the shares, and provided JDH or West Summit the option to buy one-third of any eligible shares acquired in the future by Mr. Carbona, JDH or West Summit for the price paid by them to acquire the shares. The Cross Option would only terminate upon a reorganization or merger of the Company, a sale of the assets of the Company or an initial public offering.

        As the shares sold to Mr. Carbona were fully vested on the date of the purchase and there was no service to be performed by Mr. Carbona in order to retain the shares, the Company recognized compensation expense in the amount of $594,088 representing the difference between the fair value of the shares on the date of agreement and the amount paid by Mr. Carbona to JDH and West Summit. Such amount is included within general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014. The Company estimated the fair value of the common stock on the date of the agreement to be $1.51 per common share utilizing the framework of the AICPA Practice Guide, including an independent third party valuation (see the discussion regarding the Company's January 28, 2014 common stock valuation below).

        Although the Cross Option was fully vested on the grant date, it was not exercisable unless one of the other parties (JDH or West Summit) to the agreement acquired additional shares of stock in the future (a performance condition). Because the agreement contained a performance condition, the Company concluded that the award was an equity classified award. ASC 718 indicates that a company should recognize compensation cost for awards with performance conditions if and when the company

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures over the requisite service period. Because the performance option contained in the award was not probable of being satisfied until such time as the event (the purchase of shares by JDH or West Summit) occurred, no expense was recognized for the award.

        In connection with the termination of Mr. Carbona's employment in April 2015 (see Note 15), the Stock Purchase and Option Agreement was terminated. In connection with the termination of this agreement, the parties agreed to one-final true-up of the Cross Option. As a result, it was agreed that Mr. Carbona would transfer, for no additional consideration, one-third of the 207,000 stock options that he had been granted in June 2014 to each of JDH and West Summit. Contemporaneously, with such true-up, the parties terminated the Cross Option. Because Mr. Carbona never exercised the Cross Option to acquire additional shares from JDH or West Summit, no expense related to this Cross Option was recognized by the Company in its historical financial statements.

Mr. Carbona Share Exchange

        As discussed in Note 10, on January 30, 2014, the Company entered into an Exchange Agreement pursuant to which Mr. Carbona exchanged 202,347 common shares held by him for 202,347 Class B-1 preferred shares. There was no consideration paid by Mr. Carbona in connection with such exchange.

        Under ASC 718 such exchange was accounted for as a modification of previously issued common stock awards made to Mr. Carbona. Since Mr. Carbona's common shares were replaced with vested Class B-1 preferred shares, the Company recognized $193,549 in additional stock-based compensation cost, representing the difference between the $2.47 fair value of the Class B-1 preferred shares issued in the exchange and the fair value of the common shares surrendered in the exchange. Such amount is included within general and administrative expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014. The Company estimated the fair value of the common stock underlying the award to be $1.51 per common share utilizing the framework of the AICPA Practice Guide, including an independent third party valuation (see the discussion regarding the Company's January 28, 2014 common stock valuation below).

2014 Stock Plan

        In May 2014, the Company's Board of Directors adopted the 2014 Stock Plan (the "Plan"), which allows for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and other stock awards to directors, officers and employees of the Company. The Plan is intended to encourage ownership of common stock by the Company's employees and non-employee directors, in order to attract and retain such people, to induce them to work for the benefit of the Company and to provide additional incentive for them to promote the Company's success. The Plan is administered by the compensation committee of the Company's Board of Directors. The administrator of the Plan has the power to determine the form, amount and timing of each award, the exercise price, and the conditions of exercise. As of December 31, 2014, the number of common shares available for grant under the Plan is equal to 10% of the total number of issued and outstanding shares of the Company's common stock, on a fully-diluted, as-converted basis, but in no event shall exceed 1,654,436 common shares. On July 22, 2015, the Company's Board of Directors approved an increase in the number of common shares available for grant under the Plan of 492,015 common shares. The Company's stockholders approved the amendment to the Plan in July 2015.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

        The Company has not granted stock appreciation rights or restricted stock awards to directors, officers or employees under the Plan since its inception. Options generally expire ten years following the date of grant. Options typically vest over a period of two to four years, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain awards issued by the Company include performance conditions that must be achieved in order for vesting to occur. Options to purchase common stock carry an exercise price equal to the estimated fair value of the Company's common stock on the date of grant. Options to purchase shares of the Company's common stock may be exercised by payment of the exercise price in cash, by the delivery of previously acquired shares of common stock having a fair value equal to the exercise price payable or the withholding of common shares equal to the fair value of the aggregate exercise price. Upon the termination of service of a holder of stock options awarded under the Plan, all unvested options are immediately forfeited and vested options may be exercised within six months of termination.

        Shares of common stock underlying awards previously issued under the Plan which are reacquired by the Company, withheld by the Company in payment of the purchase price, exercise price, or withholding taxes, expired, cancelled due to forfeiture, or otherwise terminated other than by exercise, are added to the number of shares of common stock available for issuance under the Plan. Shares available for issuance under the Plan may be authorized but unissued shares of the Company's common stock or common stock reacquired by the Company and held in treasury. The Plan expires ten years from the date it was approved by the Board of Directors.

        The following table summarizes stock option activity:

			Weighted Average
		Weighted Average Exercise Price
	Number of Shares		Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013			—	—
Granted	501,492	$2.49
Exercised	—	$—
Cancelled or forfeited	(28,290)	$2.47

Outstanding at December 31, 2014	473,202	$2.49	9.44	$2,754,683
Granted	1,500,477	$17.12
Exercised	(207,000)	$2.51
Cancelled or forfeited	(17,802)	$2.47

Outstanding at December 31, 2015	1,748,877	$15.04	9.38	$8,224,947

Exercisable at December 31, 2014	257,922	$2.51	9.44	$1,497,323

Vested at December 31, 2014 and expected to vest	257,922	$2.51	9.44	$1,497,323

Exercisable at December 31, 2015	168,360	$2.47	8.41	$2,907,260

Vested and expected to vest at December 31, 2015	1,668,837	$15.64	9.42	$6,842,807

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at December 31, 2014 and 2015.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

        As of December 31, 2014 and 2015, 919,391 and 190,575 shares of common stock, respectively, were available for future grants under the Plan. During the year ended December 31, 2014 and 2015, the total number of stock options exercised was 0 and 207,000, respectively, resulting in total proceeds of $0 and $520,606 respectively. The total intrinsic value of options exercised during the year ended December 31, 2014 and 2015 was $0 and $3,565,436, respectively.

        As of December 31, 2014 and 2015, there was $319,448 and $12,942,684, respectively, of unrecognized stock-based compensation expense related to employees' awards that is expected to be recognized over a weighted-average period of 1.4 and 1.9 years, respectively.

        The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards under the Plan in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Research and development	$1,293,841	$179,641	$—
General and administrative	3,956,376	236,983	—

	$5,250,217	$416,624	$—

Stock Options Granted to Employees

        For the years ended December 31, 2015 and 2014, the Company recorded $5,250,217 and $416,624, respectively, of stock-based compensation expense related to employee stock options. The weighted-average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $16.44 and $1.47, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31, 2015	Year ended December 31, 2014
Expected volatility	90.00%	86.94%
Risk-free interest rate	1.57%	1.16%
Expected term (in years)	6.08	4.19
Expected dividend yield	0.00%	0.00%

        Valuation of Common Stock.    The Company estimates the fair value of common stock underlying stock option awards at the grant date of the award. Valuation estimates are prepared by management in accordance with the framework of the AICPA Practice Guide, with the assistance of independent third party valuations, and are approved by the Company's Board of Directors.

        The Company's valuations of its common stock as of October 9, 2013, January 28, 2014, March 7, 2014, March 31, 2014, June 30, 2014, August 11, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 were based on a number of objective and subjective factors, including external market conditions affecting the Company's industry sector, the prices at which the Company sold shares of its common stock, and the likelihood of achieving a liquidity event such as an initial public offering.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

  October 9, 2013 Valuation

        In order to estimate the value of the Company's common stock as of October 9, 2013, the Company determined the aggregate equity value of its business using the income approach (discounted cash flow analysis).

        The income approach measures the value of an asset by the present value of its future economic benefits. These benefits can include earnings, cost savings, tax deductions and proceeds from its disposition. Value indications are developed by discounting expected future cash flows to their present value at a rate of return that incorporates the risks associated with the particular investment. The following table summarizes the significant assumptions used to determine the fair value of the Company's common stock of $1.04 per share as of October 9, 2013:

Equity value of the Company	$9,100,000
Discount adjustment applied to cash flows	70%
Weighted average cost of capital	12%
Discount for lack of marketability	15%

  January 28, 2014 Valuation

        In order to estimate the value of the Company's common stock as of January 28, 2014, the Company determined the aggregate equity value of its business using a linear interpolation of the October 9, 2013 valuation and the March 7, 2014 common stock valuation (see below) in deriving the fair of its common stock of $1.51 per share as of January 28, 2014. The Company's board of directors considered this methodology appropriate given the Company's progress in its research and development programs during this period, the status of license negotiations with third parties, its financial position and external market conditions impacting the industry.

  March 7, 2014 Valuation

        On March 7, 2014, the Company entered into an arms-length transaction to issue and sell its Class B-1 preferred stock at a price per share of $2.47. The Company's common stock valuation as of such date was prepared using both an option-pricing method, or OPM, and a probability-weighted expected return method, or PWERM, depending on the form and timing of an expected future liquidity event. The combination of the two approaches to arrive at a concluded fair value estimate of the common stock is known as a hybrid approach. The hybrid approach applies and weights the method that is best suited to the form of liquidity and what is known about the range of possible future equity values given the timing and form of a future event. The PWERM looks to a specific future range of total equity values based on an initial public offering. The OPM looks to a sale event and distinguishes between equity classes rather than future equity values. The OPM treats the common stock and Class B-1 preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company's securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the Class B-1 preferred stock liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of the common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. The hybrid methodology weights the results from each approach, the OPM and the PWERM, to arrive at an indication of value for the common stock.

        Based on the above, the Company derived the fair value of its common stock to be $1.68 per share as of March 7, 2014.

  March 31, 2014 Valuation

        In order to estimate the value of the Company's common stock as of March 31, 2014, the Company determined the aggregate equity value of its business using a weighted interpolation, giving a 50% weight to the March 7, 2014 valuation (see above) and a 50% weight to the August 11, 2014 valuation (see below) in deriving the fair value of its common stock of $2.08 per share as of March 31, 2014. In deriving this value, consideration was given to significant events and developments between these two valuation dates, including the March 21, 2014 entry into the ReGenX License which provided the Company an exclusive worldwide license to the use of the AAV9 vector for the gene therapy treatment of SMA in humans, the initiation of the Company's Phase 1 clinical trial in April 2014, the dosing of the first patient in the clinical trial May 2014, the submission of an Orphan Drug Application to the FDA with respect to AVXS-101 in June 2014 and discussions with potential strategic acquirers of the Company.

  June 30, 2014 Valuation

        In order to estimate the value of the Company's common stock as of June 30, 2014, the Company determined the aggregate equity value of its business using a weighted interpolation and giving a 10% weight to the March 7, 2014 valuation (see above) and a 90% weight to the August 11, 2014 valuation (see below) in deriving the fair value of its common stock of $2.39 per share as of June 30, 2014. In deriving this value, consideration was given to significant events and developments between these two valuation dates, including the March 21, 2014 entry into the ReGenX License, which provided the Company an exclusive worldwide license to the use of the AAV9 vector for the gene therapy treatment of SMA in humans, the initiation of the Company's Phase 1 clinical trial in April 2014, the dosing of the first patient in the clinical trial in May 2014, the submission of an Orphan Drug Application to the FDA with respect to AVXS-101 in June 2014 and discussions with potential strategic acquirers of the Company.

  August 11, 2014 Valuation

        On August 11, 2014, the Company entered into an arms-length transaction to issue and sell its Class C preferred stock at a price per share of $3.96. The Company's common stock valuation as of such date was prepared using both an option-pricing method, or OPM, and a probability-weighted expected return method, or PWERM, depending on the form and timing of an expected future liquidity event. The combination of the two approaches to arrive at a concluded fair value estimate of the common stock is known as a hybrid approach. The hybrid approach applies and weights the method that is best suited to the form of liquidity and what is known about the range of possible future equity

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

values given the timing and form of a future event. The PWERM looks to a specific future range of total equity values based on an initial public offering. The OPM looks to a sale event and distinguishes between equity classes rather than future equity values. The OPM treats the common stock, Class B-1 and Class C preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company's securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the Class C and Class B-1 preferred stock liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of the common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. The hybrid methodology weights the results from each approach, the OPM and the PWERM, to arrive at an indication of value for the common stock. Based on the above, the Company derived the fair value of its common stock to be $2.47 per share as of August 11, 2014.

  September 30, 2014 Valuation

        In order to estimate the value of the Company's common stock as of September 30, 2014, the Company determined the aggregate equity value of its business interpolating the implied equity value from the August 11, 2014 valuation (see above) and the $15.94 price per common share paid in an arms-length transaction between stockholders of the Company in May 2015. In deriving this value, consideration was given to significant events and developments between these two valuation dates, including the dosing of the second patient in the Phase 1 clinical trial in August 2014, the dosing of the third patient in the trial in September 2014 and the receipt of Orphan Drug designation for AVXS-101 from the FDA in September 2014, as well as discussions with potential strategic acquirers of the Company. The interpolated value was determined to be reasonable using additional PWERM analysis. Based on the above, the Company derived the fair value of its common stock to be $4.69 per share as of September 30, 2014.

  December 31, 2014 Valuation

        In order to estimate the value of the Company's common stock as of December 31, 2014, the Company determined the aggregate equity value of its business interpolating the implied equity value from the August 11, 2014 valuation (see above) and the $15.94 price per common share paid in an arms-length transaction between stockholders of the Company in May 2015. In deriving this value, consideration was given to significant events and developments between these two valuation dates, including the dosing of the second patient in the Phase 1 clinical trial in August 2014, the dosing of the third patient in the trial in September 2014, the receipt of Orphan Drug designation for AVXS-101 from the FDA in September 2014, and the dosing of the fourth patient in the trial in December 2014, as well as discussions with potential strategic acquirers of the Company and the likelihood of achieving a liquidity event, such as an initial public offering, or a sale of the Company in light of prevailing market conditions. Based on the above, the Company derived the fair value of its common stock to be $8.31 per share as of December 31, 2014.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

  March 31, 2015 Valuation

        In order to estimate the value of the Company's common stock as of March 31, 2015, the Company determined the aggregate equity value of its business interpolating the implied equity value from the August 11, 2014 valuation (see above) and the $15.94 price per common share paid in an arms-length transaction between stockholders in May 2015. In deriving this value, consideration was given to significant events and developments between these two valuation dates, including the dosing of the second patient in the Phase 1 clinical trial in August 2014, the dosing of the third patient in the trial in September 2014, the receipt of Orphan Drug designation for AVXS-101 from the FDA in September 2014, the dosing of the fourth patient in the trial in December 2014, the dosing of the fifth patient in the trial in January 2015, the dosing of the sixth patient in the trial in February 2015, the submission of an application for Orphan Drug Designation to the European Medicines Agency, and the satisfaction of the Class C Milestone Event, which resulted in the sale of 1,102,945 Class C shares for $5,000,020 in March 2015. Additionally, the Company considered discussions with potential strategic acquirers of its business and the likelihood of achieving a liquidity event, such as an initial public offering, or a sale of the Company in light of prevailing market conditions. Based on the above, the Company derived the fair value of its common stock to be $11.97 per share as of March 31, 2015.

  June 30, 2015 Valuation

        In order to estimate the value of the Company's common stock as of June 30, 2015, the Company determined the aggregate equity value of its business utilizing the $15.94 price per common share paid in two separate arms-length transactions between stockholders in May and June of 2015. Additionally, the Company considered discussions with potential strategic acquirers of its business and the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or a sale of the Company in light of prevailing market conditions. Based on the above, the Company derived the fair value of its common stock to be $15.94 per share as of June 30, 2015.

  September 30, 2015 Valuation

        In order to estimate the value of the Company's common stock as of September 30, 2015, the Company determined the aggregate equity value of its business utilizing the $21.01 price per share paid in September 2015 for Class D preferred stock. Given the arm's length nature and due diligence associated with the Class D preferred stock transaction, the Company considered this financing round to be a meaningful indicator of total equity value at the time of the financing. In deriving the value, consideration was given to the Class D financing, the Company's capital structure, and the outlook for a liquidity event (form and timing). The common stock was valued under two scenarios: (i) an IPO scenario, in which the Company completes an initial public offering in the near-term and (ii) a dissolution scenario, in which the Company experiences significant setbacks, either clinically or operationally or both, and is forced to liquidate its assets. The total equity value of the Company in the IPO scenario was implied based on the Class D preferred stock issuance price. Both scenarios are weighted based on expectations of future liquidity events and expressed in a single concluded per share value. A discount for lack of marketability was applied to reflect the relative increased risk arising from the inability to readily sell the shares of a private company. The Company also considered recent secondary sales of the common stock in arms-length transactions between stockholders. During the three months ended September 30, 2015, a total 615,589 shares of common stock were sold, each for $18.48 per share. The Company gave some weight to the transactions given their material size and that

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

several outside investors were involved. However, the Company observed that all the buyers were existing investors and/or related parties; therefore, they may not represent an arms-length transaction. Based on the above, the Company derived the fair value of its common stock to be $18.17 per share as of September 30, 2015.

  December 31, 2015 Valuation

        In order to estimate the value of the Company's common stock as of December 31, 2015 the Company determined the value under two scenarios: (1) an IPO scenario, in which the Company contemplates an initial public offering in the near-term and (2) a dissolution scenario. The valuation was based on a recent financing and continuing expectations for an IPO. The IPO scenario in the September 30, 2015 valuation reflected a range of total equity value based on the Class D common stock issuance, giving full consideration to the Company's capital structure and its outlook for a liquidity event (form and timing). Given the steady progress of the Company operationally and clinically, the current IPO scenario carries forward the implied total equity value to December 31, 2015. Adjustments were made to reflect the current capital structure and outlook for a liquidity event. The IPO scenario and dissolution scenario are weighted based on expectations of future liquidity events and expressed as a single concluded per share value. A discount for lack of marketability (DLOM) was applied to reflect the relative increased risk arising from the inability to readily sell the shares of a private company. Based on the above, the Company derived the fair value of its common stock to be $19.74 per share as of December 2015.

Restricted Stock Granted to Non-Employees

        In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of the Company's Board of Directors pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company. Of these shares, 583,597 common shares were vested at the time of grant and the remaining restricted shares are scheduled to vest in the amount of 25% per year on the second, third and fourth anniversary of the grant date. The unvested shares are subject to repurchase at $0.00007 per share, by the Company should the advisor's consulting arrangement terminate for certain specified reasons (see Note 21).

        The unvested shares under the award are being revalued each period until they vest. Compensation expense is recorded using the Graded Vesting Attribution Method over the vesting period of each separate vesting tranche of the award. The award had a grant date fair value of $3,535,419. The Company recorded compensation expense of $19,322,275, $5,749,791 and $0 in the years ended December 31, 2015, 2014 and 2013, respectively, related to this award, within research and development expense in the consolidated statements of operations.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

        The following table summarizes restricted stock activity:

Number of common shares
Nonvested shares at December 31, 2013	—
Shares granted	2,334,391
Shares vested	(583,597)

Nonvested shares at December 31, 2014	1,750,794
Shares granted	—
Shares vested	—

Nonvested shares at December 31, 2015	1,750,794

        The restricted common shares that are subject to repurchase by the Company represent unvested, forfeitable equity instruments issued to the consultant in consideration for future services. The repurchase feature, therefore is the equivalent to a forfeiture provision and is in effect an in-substance service period. As such, these shares are not reflected as issued equity for accounting purposes until the future services are received (see Note 21).

Warrants Granted to Non-Employees

        On March 17, 2014, the Company entered into a letter agreement (the "Letter Agreement") with Pavilion XI Partners, LLC ("Pavilion") to provide certain payments and warrants for consulting services to be provided to the Company by Pavilion. Under the Letter Agreement, the Company granted Pavilion warrants to purchase an aggregate of 241,500 shares of common stock as described below.

        On August 5, 2014, the Company issued to Pavilion a warrant to purchase 138,000 shares of common stock at an exercise price of $2.47 per share (the "First Warrant"). The First Warrant became exercisable as follows: 69,000 shares were exercisable immediately upon issuance; 34,500 shares became exercisable upon the purchase by PBM of the Class B Milestone Shares; and 34,500 shares became exercisable on January 26, 2015. The First Warrant was exercised in full in May 2015.

        Also on August 5, 2014, the Company issued to Pavilion a warrant to purchase 103,500 shares of common stock at an exercise price of $4.94 per share (the "Second Warrant"). The Second Warrant would only begin to vest if the principal of Pavilion became a full time employee of the Company on or before January 1, 2015. If the principal of Pavilion was not a full time employee of the Company by such date, the Second Warrant would be become null and void. As of December 31, 2014, there had been no performance commitment or measurement date for the Second Warrant and as a result no compensation expense had been recognized by the Company with respect to the Second Warrant. Because the principal of Pavilion did not become a full time employee of the Company by January 1, 2015, on such date, the Second Warrant expired and was forfeited.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-based Compensation (Continued)

        The following table summarizes activity for stock warrants granted to non-employees:

Number of warrants
Unvested warrants at December 31, 2013	—
Warrants granted	241,500
Warrants vested	(69,000)
Warrants forfeited	—

Unvested warrants at December 31, 2014	172,500
Warrants granted	—
Warrants vested	(69,000)
Warrants forfeited	(103,500)

Unvested warrants at December 31, 2015	—

        The First Warrant was revalued each period until the award vested. Compensation expense was recorded on a straight-line basis over the vesting period of each separated vesting tranche of the award. The First Warrant had a grant date fair value of $146,000. The Company recorded compensation expense of $358,637 and $243,863 in the years ended December 31, 2015 and 2014, respectively, related to the First Warrant, within research and development expense in the consolidated statements of operations.

        During the years ended December 31, 2015 and 2014, the total number of stock warrants exercised was 138,000 and 0, respectively, resulting in total proceeds of $341,000 and $0, respectively.

13. Net Loss Per Common Share and Unaudited Pro Forma Net Loss Per Common Share

Net Loss per Common Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses. For the years ended December 31,

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Net Loss Per Common Share and Unaudited Pro Forma Net Loss Per Common Share (Continued)

2015, 2014 and 2013, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Stock options issued and outstanding	1,748,877	473,202	—
Stock warrants	326,556	404,778	—
Unvested restricted common stock	1,750,794	1,750,794	—

	3,826,227	2,628,774	—

        Amounts in the table above reflect the common stock equivalents of the noted instruments.

        The following table summarizes the calculation of the basic and diluted net loss per common share:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Numerator:
Loss from continuing operations	$(38,473,844)	$(15,551,848)	$(2,213,884)
Less: deemed preferred dividends on common stock	—	(866,569)	—

Net loss attributable from continuing operations to common stockholders	$(38,473,844)	$(16,418,417)	$(2,213,884)
Loss from discontinued operations	—	(153,928)	(475,530)

Net loss attributable to common stockholders	$(38,473,844)	$(16,572,345)	$(2,689,414)

Denominator:
Weighted-average basic and diluted common shares	7,087,618	6,916,404	6,228,922

Basic and diluted net loss per common share from continuing operations	$(5.43)	$(2.37)	$(0.35)
Basic and diluted net loss per common share from discontinued operations	—	(0.02)	(0.08)

Basic and diluted net loss per common share	$(5.43)	$(2.39)	$(0.43)

14. Employment Agreements

        On August 7, 2014, the Company entered into employment agreements with four employees. The terms of these agreements ranged between 2-3 years. Each of the agreements provided for an annual salary, a discretionary bonus as determined by the Company's Board of Directors, an additional bonus should the value of the Company's common stock as traded on a national stock exchange equal or exceed certain pre-defined thresholds for a period of 90 consecutive days (the "Valuation Bonus") and severance obligations in the event of the termination of employment by the Company with or without cause or by the employee for good reason, as defined in the agreements. As of December 31, 2015, three of the above employment agreements remain in effect (see Note 15).

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Employment Agreements (Continued)

        The aggregate amount of Valuation Bonus potentially payable pursuant to such agreements at December 31, 2014 and 2015 was $1,075,000 and $450,000, respectively. As of December 31, 2014 and 2015, no Valuation Bonus had been earned by any of the employees or accrued by the Company.

        The Company is accounting for the Valuation Bonuses as liability-based awards under ASC 718. The Valuation Bonus awards contain both a performance condition (i.e., the Company's stock needs to be traded on a nationally-recognized stock exchange in the United States) and a market condition (i.e., vesting is contingent upon the achievement and maintenance of specified stock price thresholds). Once the performance condition has been met (i.e., upon the listing of the common stock on a nationally-recognized stock exchange in the United States), the awards will be immediately recognized at fair value. Subsequent changes in fair value will be recognized through earnings each reporting period.

        On June 8, 2015, the Company entered into an employment agreement with its new chief executive officer, Mr. Sean P. Nolan. The agreement provides for an annual salary, discretionary bonus as determined by the Company's Board of Directors, severance obligations in the event of termination of employment by the Company without cause or by the employee for good reason, as defined in the agreement, and an initial grant of 738,300 stock options with an exercise price of $15.94 per common share. These options shall vest 25% on the first anniversary of the grant date, with the remaining 75% vesting in equal amounts at the end of each calendar month for the ensuing 36-month period. In the event the Company shall experience a sale event, as defined in the agreement, during the first four months of Mr. Nolan's employment, 50% of his options will vest as of the closing of the sale event. In the event the Company shall experience a sale event, as defined in the agreement, after the first four months of Mr. Nolan's employment, all of his unvested options shall become vested upon the closing of the sale event. As of December 31, 2015, the Company had recognized $2,681,578 in employee stock compensation expense related to Mr. Nolan's stock option grant. Such amount is included in general and administrative expense for the year ended December 31, 2015.

15. Separation Agreement

        On April 22, 2015, Mr. Carbona ceased to be an employee of the Company. In connection with the termination of his employment, the Company agreed to pay Mr. Carbona the amount of $535,000, consisting of a $500,000 severance benefit (the "Severance") and $35,000 of accrued and unused vacation (the "Vacation Pay").

        The Severance is to be paid over a 12 month period in equal monthly installments. However, under the terms of the separation agreement, in the event Mr. Carbona were to resign, or be removed from, his service on the Company's Board, then (i) 50% of the then unpaid portion of Severance due to Mr. Carbona would be paid to Mr. Carbona in a lump sum within 30 days from the termination of his service on the Board and (ii) the remaining 50% of the unpaid Severance due Mr. Carbona would be paid in equal installments over the lesser of (a) six months or (b) the remainder of the original 12 month period. The Vacation Pay was paid in a lump sum in May 2015. In June 2015, Mr. Carbona's service on the Board terminated.

        In connection with the transactions described above, the Company recorded a charge of $535,000 in its consolidated statements of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense in the consolidated statement of operations.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Separation Agreement (Continued)

        Additionally, the Company agreed to fully accelerate the vesting of 53,820 unvested stock options held by Mr. Carbona at the time of the termination of his employment. The Company determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, the Company recognized the incremental fair value of the awards as of the modification date and recognized the amount immediately since the awards did not require further service. In connection with this modification, the Company recorded a charge of $503,502 in its consolidated statement of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense.

        In connection with the termination of his employment, Mr. Carbona also agreed to transfer to the Company all shares of Sixeva held by entities affiliated with him and to terminate the Cross Option (see Note 12).

16. Commitments and Contingencies

Operating Leases

        In March 2014, the Company entered into a lease agreement, which expires in April 2017, for approximately 2,418 square feet of office space in Dallas, Texas. The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

        Future minimum lease payments under this lease are as follows:

Year ending December 31,
2016	$55,211
2017	18,538
Thereafter	—

Total	$73,749

        On July 31, 2015, the Company entered into a lease agreement, which expires in December 2020, for approximately 4,795 square feet of office space in Bannockburn, Illinois. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides the Company with a one-time right to terminate the lease effective as of December 31, 2019 and also provides the Company a one-time right of refusal with respect to the lease of an additional 1,807 square feet of contiguous space.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

        Future minimum lease payments are as follows:

Year ending December 31,
2016	$103,719
2017	120,874
2018	123,272
Thereafter	253,735

Total	$601,600

        Rent expense on all operating leases amounted to $91,959, $38,824 and $27,200 for the years ended December 31, 2015, 2014 and 2013, respectively.

License Agreements

        See Note 5 for information regarding licenses entered into by the Company. These agreements may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales, if any, of the Product Candidate.

Guarantees and Indemnifications

        The Company has accrued $4,080,500 at December 31, 2015 and 2014, representing the Company's best estimate of the ultimate tax indemnification and gross-up payment to be made to a consultant pursuant to a tax indemnification granted to such consultant in connection with a restricted common stock grant (see Note 8).

        Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of December 31, 2015 and 2014, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

        Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

17. Income Taxes

        There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory rate	$(13,081,107)	34.00%	$(5,339,964)	34.00%	$(914,401)	34.00%
Permanent differences	6,077,476	(15.80)%	1,110,536	(7.06)%	68	0.00%
State taxes	(1,275,192)	3.31%	—	0.00%	—	0.00%
Research and development credit	(219,873)	0.57%	(42,958)	0.27%	—	0.00%
Valuation allowance	8,471,572	(21.38)%	4,271,416	(27.20)%	881,168	(32.77)%
Other	27,124	(0.70)%	970	(0.01)%	33,165	(1.23)%

Effective income tax rate	$—	0.00%	$—	0.00%	$—	0.00%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at December 31, 2015 and 2014 were as follows:

	December 31
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued Expenses	$1,553,014	$—	$1,387,370	$—
Other	26,252	—	2,972	—

Subtotal	1,579,266	—	1,390,342	—
Valuation allowance	(1,579,266)	—	(1,390,342)	—

Net current deferred taxes	$0	$0	$0	$—

Long Term:
Net operating loss carryforwards	$8,785,945	$—	$3,056,613	$—
Research & Development Credit	262,831	—	42,958	—
Amortization	1,438,858	—	815,066	—
Stock options and warrants	1,856,913	—	137,360	—
Fixed Assets	—	(10,094)	—	(1,077)
Investment in Biolife Dallas	—	—	—	—

Subtotal	12,344,547	(10,094)	4,051,997	(1,077)
Valuation allowance	(12,334,453)		(4,050,920)	—

Total long-term deferred taxes	$10,094	$(10,094)	$1,077	$(1,077)

Net deferred tax assets/(liabilities)	$—	$—	$—	$—

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        A valuation allowance equal to 100% of the net deferred tax assets has been established because of the uncertainty of realization of the deferred tax assets due to the absence of earnings history. The Company's valuation allowance relates primarily to net operating loss carryforwards.

        As of December 31, 2015 and 2014, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $23,700,000 and $8,990,000, respectively, which expire between 2032 and 2034. A portion of these net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to "change of ownership" provisions of the Internal Revenue Code and similar state provisions. As of December 31, 2015 and 2014, the Company has unused federal research and development carryforwards of approximately $263,000 and $43,000, respectively, which will begin to expire in 2034. A portion of these carryforwards and tax credits may expire before becoming available to reduce future income tax liabilities.

18. Related Party Transactions

        The Company entered into the following related party transactions:

        During the first half of 2013, Biolife Dallas was party to an oral sublease agreement with Genecov Plastic Surgery Group P.A. for approximately 1,000 square feet of office space at a rate of $4,000 per month. Genecov Plastic Surgery Group P.A. is owned by Dr. David Genecov, who at the time was a director of the Company, as well as a stockholder through investments made by West Summit, an entity affiliated with Dr. Genecov, in both Biolife Dallas and the Company.

        In January 2014, the Company sold the 1,000 shares of Biolife Management and the 1,000 shares of Biolife IP, held by it, to DGG Holdings, an entity controlled by Dr. Genecov, a former member of the Company's Board and the principal of West Summit (see Note 4).

        The Company's former chief executive officer, Mr. Carbona, was the holder, through affiliated entities, of all of the outstanding shares of common stock of Sixeva until the termination of his employment with the Company and the transfer of such shares to the Company in April 2015 (see Note 3 and Note 15).

        In July 2010, each of John Harkey and West Summit, loaned $225,000 pursuant to Promissory Note Agreements to Biolife Dallas a consolidated VIE of the Company (see Note 9). Mr. Harkey is a founder and a former Board member of the Company and West Summit is a founder of the Company and the principal of West Summit is a former Board member of the Company.

        On August 1, 2012, the Company, then known as Biolife Cell Bank, Inc., entered an exclusive research collaboration agreement with Intrexon Corporation, or Intrexon. Intrexon's chief executive officer controls NRM, a beneficial owner of more than 5% of the Company's capital stock. Pursuant to this agreement, the Company received a license to Intrexon's technologies to research, develop and use adipose-derived and other stem cells for the development and commercialization of an autologous, genetically modified stem-cell therapy for humans for the treatment of SMA. The Company also received an option to acquire the worldwide commercial rights to products developed pursuant to the agreement. If the Company had exercised the option under the agreement, the Company would have paid Intrexon a technology access fee equal to the greater of 15 percent of the fair market value of the Company's fully-diluted capital stock and $6.8 million, which fee could have been paid in either cash or

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Related Party Transactions (Continued)

stock. On December 1, 2013, the agreement was terminated, and option terminated unexercised, without payment of any consideration to Intrexon.

        On March 7, 2014, the Company entered into a Services Agreement (the "Services Agreement") with PBM to engage PBM for certain scientific and technical consultation, accounting and back office support services. The Company agreed to pay PBM $205,000 annually for these services. The agreement had an initial term of 18 months but was terminated on September 7, 2014. The Company recognized $103,180 of expense related to the Services Agreement during the year ended December 31, 2014 and these amounts are included within general and administrative expense in the Company's consolidated statements of operations.

        In January 2014, the Company granted 2,334,391 restricted shares of common stock to a member of the Company's Board of Directors pursuant to a consulting agreement for scientific advisory services to be performed by the Board member on behalf of the Company (see Note 12). Additionally, such Board member and consultant is a full time employee of NCH (see Note 21). The Company reimbursed the consultant $33,088 for the legal fees incurred in connection with the negotiation of the consulting agreement. The inventors of the licensed NCH intellectual property, which include the consultant, are entitled to a certain share of the revenues received by NCH under the Nationwide License.

        On March 17, 2014, the Company entered into the Letter Agreement with, and granted common stock warrants to, Pavilion (see Note 12). The principal of Pavilion is an employee of PBM.

        Two stockholders of the Company, who are each affiliated with a director of the Company and who collectively beneficially own, as defined by SEC rules, 14.7% of the Company's common stock on an as-converted basis, are also significant stockholders of ReGenX. One of these stockholders is also affiliated with a member of the board of directors of ReGenX. As such, ReGenX is currently deemed to be a related party. However, the stockholder affiliated with the ReGenX director was not a stockholder of the Company, nor was it affiliated with a director of the Company, at the time the ReGenX License (see Note 5) was executed.

19. Supplemental Disclosure of Non-cash Activities

        On February 1, 2014, the Company issued an outside vendor 20,700 shares of common stock to settle outstanding fees of $51,150 for legal services provided by the vendor to the Company.

        On August 8, 2014, the Company entered into a Stock Purchase and Conversion Agreement with the same vendor. Under the terms of the agreement, the Company issued to the vendor an additional 20,700 shares of its common stock in exchange for the settlement of an additional $51,150 in outstanding fees and expenses owed to it by the Company.

        Additionally, under the terms of the agreement with the vendor, each share of common stock held by the vendor will automatically convert into one share of Class B-1 preferred stock immediately prior to the consummation of a liquidation event (as such term is defined in the Company's Amended and Restated Certificate of Incorporation). The conversion provision will automatically expire upon the consummation of a firm commitment underwritten public offering of shares of the Company's common stock with aggregate net proceeds to the Company of at least $35,000,000.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for each of the years ended December 31, 2015 and 2014 are as follows:

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(13,165,525)	$(10,029,428)	$(9,923,360)	$(5,454,659)
Other income	$4,718	$88,770	$4,185	$1,455
Net loss	$(13,160,807)	$(9,940,658)	$(9,919,175)	$(5,453,204)
Basic and diluted net loss per common share	$(1.82)	$(1.38)	$(1.41)	$(0.79)
Weighted-average basic and diluted common shares outstanding	7,226,122	7,204,148	7,030,978	6,895,185

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(3,652,009)	$(2,226,471)	$(1,144,220)	$(8,397,621)
Other income (expense)	$1,143	$(4,738)	$(6,179)	$(121,753)
Loss from operations of discontinued cell bank business	$—	$—	$—	$(153,928)
Net loss	$(3,650,866)	$(2,231,209)	$(1,150,399)	$(8,673,302)
Basic and diluted net loss per common share	$(0.53)	$(0.33)	$(0.17)	$(1.21)
Weighted-average basic and diluted common shares outstanding	6,889,883	6,841,635	6,782,459	7,146,175

21. Subsequent Events (unaudited)

Nationwide License

        On January 13, 2016 (the "Amended and Restated Nationwide License Effective Date"), the Company and NCH amended and restated the Nationwide License (the "Amended and Restated Nationwide License") in its entirety. The Amended and Restated Nationwide License grants the Company an exclusive, non-transferable (except to a transfer to an affiliate or in other specified circumstances), sublicensable, worldwide license to certain patents held by NCH for the therapy and treatment of SMA.

        NCH acknowledged that, as of the date of the Amended and Restated Nationwide License, the Company had fulfilled its requirement to spend not less than $9,400,000 for the development of the Product Candidate in whole. The Royalty Option expired upon the effectiveness of the Amended and Restated Nationwide Agreement. Accordingly, NCH no longer has the right to sell the Up-front Shares issued upon the Effective Date of the original NCH License back to the Company under any circumstances.

        Following the first commercial sale of the Product Candidate, the Company shall pay a low single digit royalty on net sales, if any, of the Product Candidate during the term of the Nationwide License,

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Subsequent Events (unaudited) (Continued)

subject to certain annual minimums. In addition, the Company must pay NCH a portion of sublicensing revenue received from its sublicense of the rights to the licensed technology at percentages between low-double digits and low-teens.

        The Amended and Restated Nationwide License commenced on the Amended and Restated Nationwide License Effective Date and terminates upon the expiration of the royalty term for the Product Candidate in each country in which it is sold. The Amended and Restated Nationwide License can also be terminated (i) by the Company for convenience at any time after the first anniversary of the Effective Date upon six months prior written notice, (ii) by either party in the event of a material uncured breach upon thirty days written notice, (iii) by NCH upon the bankruptcy/insolvency of the Company, and (iv) by NCH if it is sued by the Company for anything other than a suit brought in response to any suit brought by NCH regarding the validity or enforceability of the NCH patents.

Employment Agreement with Dr. Brian Kaspar

        In January 2016, the Company entered into an employment agreement with its chief scientific officer, Dr. Brian Kaspar. The agreement provides for an annual salary, discretionary bonus as determined by the Company's Board of Directors and severance benefits payable in the event of the termination of employment by the Company without cause or by the employee for good reason, as defined in the agreement. Upon the effectiveness of Dr. Kaspar's employment agreement, all of his unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting in full of the remainder of this award in January 2016 the Company anticipates incurring a material charge to research and development expense in the first quarter of 2016.

Fourth Amended and Restated Certificate of Incorporation

        On February 1, 2016, the Company amended its certificate of incorporation such that the total authorized capital stock of the Company consisted of 30,000,000 shares of common stock, par value $0.0001 per share, 3,278,938 shares of Class B-1 preferred stock, $0.0001 par value per share, 326,557 shares of Class B-2 preferred stock, $0.0001 par value per share, 2,365,020 shares of Class C preferred stock, $0.0001 par value per share, 3,105,000 shares of Class D preferred stock, $0.0001 par value per share and 1,000,000 shares of preferred stock, $0.0001 par value per share.

        Additionally, the Company effected a stock split whereby each outstanding share of common stock and Class B-1, B-2, C and D preferred stock was converted into 1.38 shares of common stock and Class B-1, B-2, C and D preferred stock, respectively.

Approval of 2016 Equity Incentive Plan

        The Board adopted the 2016 Equity Incentive Plan, or 2016 Plan, in January 2016. The Company's stockholders approved the 2016 Plan in February 2016. The 2016 Plan became effective on February 10, 2016, or the IPO Date. On and after the IPO Date, no additional stock awards will be granted under the 2014 Amended and Restated Stock Plan, or the 2014 Plan. The Board may amend or suspend the 2016 Plan at any time, although no such action may materially impair the rights under any then-outstanding award without the holder's consent. The Company will obtain stockholder approval for any amendments to the 2016 Plan as required by law. No incentive stock options may be granted under the 2016 Plan after the tenth anniversary of the effective date of the 2016 Plan. Initially, the aggregate number of shares of the Company's common stock that may be issued pursuant to stock

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Subsequent Events (unaudited) (Continued)

awards under the 2016 Plan is 4,339,451 shares, which is the sum of (1) 2,400,000 new shares, plus (2) the number of shares reserved for issuance under the 2014 Plan on the IPO Date, plus (3) any shares subject to outstanding stock awards that would have otherwise been returned to the 2014 Plan. Additionally, the number of shares of the Company's common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 (assuming the IPO Date occurs before such date) and continuing through and including January 1, 2026, by 4.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2016 Plan is 8,678,902 shares.

Initial Public Offering

        On February 10, 2016, the Company completed the IPO, which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88,350,000 after deducting underwriting discounts and other estimated offering costs. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock and 2,365,020 shares of Class C preferred stock were automatically converted into shares of the Company's common stock.

        On March 3, 2016, the underwriters of the Company's IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company's common stock at the initial public offering price of $20.00 per share, resulting in net proceeds of approximately $9,800,000 after deducting underwriting discounts.

Fifth Amended and Restated Certificate of Incorporation

        On February 17, 2016, the Company amended its certificate of incorporation such that the total authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

Operating Leases

        In March 2016, the Company entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of warehouse and office space Libertyville, Illinois. A portion of the warehouse space will be converted into manufacturing space. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides the Company with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

        Future minimum lease payments are as follows:

Year ending December 31,
2016	$252,007
2017	258,307
2018	264,765
Thereafter	2,024,919

Total	$2,799,998

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting and Status of Remediation Efforts

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

        Though an assessment has not been performed, our management has determined that as of December 31, 2015, we had material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We determined that we did not design or maintain an effective control environment with the sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to properly analyze, record and disclose accounting matters commensurate with our financial reporting requirements, which contributed to the following material weaknesses:

  •
  We did not design and maintain formal accounting policies, procedures and controls commensurate with our accounting and financial reporting requirements.

  •
  We did not design and maintain formal accounting policies, or processes and procedures to identify, analyze, and appropriately account for and disclose complex debt and equity agreements, or share-based compensation awards.

  •
  We did not design and maintain processes and procedures that restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties is being maintained. Specifically, certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities without independent monitoring.

        These control deficiencies resulted in audit adjustments to our consolidated financial statements for the year ended December 31, 2015 to equity and general and administrative expense. Each of the control deficiencies could result in a misstatement of our financial statements and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

        We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to our material weaknesses, including:

  •
  the appointment of a Chief Financial Officer in August 2015;

  •
  the appointment of a Corporate Controller in September 2015;

  •
  the establishment of formalized accounting policies and procedures and internal controls; and

  •
  the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

        In addition, we continue to seek additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes. We will also continue to formalize our accounting policies and internal controls documentation and strengthen supervisory reviews by our management, Notwithstanding the material weaknesses described above, our management has concluded that the financial statements included elsewhere in this annual report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table provides information regarding our current executive officers and directors:

NAME	AGE	POSITION(S)
Executive Officers
Sean P. Nolan	47	President, Chief Executive Officer and Director
Brian K. Kaspar, Ph.D.	42	Chief Scientific Officer and Director
Thomas J. Dee	52	Senior Vice President and Chief Financial Officer
Sukumar Nagendran	49	Senior Vice President and Chief Medical Officer
James J. L'Italien	63	Senior Vice President, Chief Regulatory and Quality Officer
Andrew F. Knudten	48	Senior Vice President, Manufacturing and Supply Chain
Non-Employee Directors
Daniel Welch	58	Chairman of the Board of Directors
Terrence C. Kearney(1)(2)	61	Director
Paul B. Manning(2)	60	Director
Jonathan Leff(3)	47	Director
Carole Nuechterlein(1)(3)	54	Director
Bong Y. Koh(3)	43	Director
Frank Verwiel(1)(2)	53	Director

(1)
Member of the compensation committee.

(2)
Member of the audit committee.

(3)
Member of the nominating and corporate governance committee.

Executive Officers

        Sean P. Nolan has served as our President and Chief Executive Officer and as a member of our board of directors since June 2015. Prior to joining us, from February 2013 to April 2015, he was the chief business officer of InterMune, Inc., a biotechnology company later acquired by Roche Holding Ltd. While at InterMune, Mr. Nolan led multiple functions across the organization, including North American commercial operations, global marketing, corporate and business development and global manufacturing and supply chain. Mr. Nolan was also responsible for planning and executing the U.S. launch of InterMune's treatment for idiopathic pulmonary fibrosis, a rare and fatal lung disease with no other approved treatments. Mr. Nolan served as chief commercial officer at Reata Pharmaceuticals, Inc. from August 2011 to December 2012, where he led the market strategy development and commercialization of Reata Pharmaceuticals' first in-class product pipeline. From September 2004 to November 2010, Mr. Nolan worked at Ovation Pharmaceuticals, Inc., a company focused on orphan neurology diseases. He held numerous management positions during that period including president of Lundbeck Inc, the U.S. affiliate. Ovation Pharmaceuticals was acquired by H. Lundbeck A/S in March 2009 for $900 million. Mr. Nolan holds a B.A. in biology from John Carroll University. Mr. Nolan currently serves on the board of directors of Aquinox Pharmaceuticals, Inc. Our board of directors believes that Mr. Nolan is qualified to serve as a director based upon his role as our principal executive officer and his 24 years of broad leadership and management experience in the biopharmaceutical industry.

        Dr. Brian K. Kaspar has served as our Chief Scientific Officer since June 2015, a position he held from June 2015 to December 2015 in connection with his scientific advisory consulting services, and thereafter as our employee. Dr. Kaspar provided scientific advisory consulting services to the Company from January 2014 to December 2015. He has served as a member of our board of directors since October 2013. Dr. Kaspar has also served since August 2004 as a principal investigator in the Center for Gene Therapy at The Research Institute at Nationwide Children's Hospital and associate professor in the department of pediatrics and department of neuroscience at The Ohio State University, or OSU, College of Medicine, where his research focuses on basic and translational studies related to neurological and neuromuscular disorders. In 2013, Dr. Kaspar was named Fellow of the American Association for the Advancement of Science. In September 2011, Dr. Kaspar co-founded Milo Biotechnology LLC, which develops muscle mass loss treatment and therapies. Dr. Kaspar currently serves as a consultant to Milo Biotechnology LLC in connection with the continuation of its clinical trials. Dr. Kaspar has published more than 100 scientific articles in peer-reviewed journals and also serves as a member of the scientific advisory board for Abeona Therapeutics, Inc. Dr. Kaspar holds a B.S. from the University of Illinois and a Ph.D. from the University of California, San Diego and has done post-doctoral training at the University of California, San Diego and the Salk Institute for Biological Studies. Our board of directors believes that Dr. Kaspar is qualified to serve as a director based upon his extensive scientific, operating, regulatory and medical experience, including 20 years of gene therapy experience.

        Thomas J. Dee has served as our Chief Financial Officer since August 2015. Prior to joining us, from October 2013 to July 2015, Mr. Dee was an independent business development consultant to early-stage companies. From 1990 to September 2013, Mr. Dee worked at Abbott Laboratories Inc., where he held a number of senior management positions, including vice president, international finance operations, vice president, controller pharmaceutical products, vice president, controller of Abbott International and vice president, internal audit. Mr. Dee also serves as a director or trustee of several educational institutes. Mr. Dee earned a B.A. from Northern Illinois University and an M.B.A. from the Kellogg School of Management at Northwestern University and is a Certified Public Accountant.

        Sukumar Nagendran has served as our Senior Vice President and Chief Medical Officer since September 2015. Prior to joining us, from March 2013 to September 2015, he served as vice president, head of medical affairs of U.S. and international business for Quest Diagnostics Inc., the largest lab/diagnostics provider in the world. From October 2012 to February 2013, Dr. Nagendran served as the vice president, head of medical affairs for Reata Pharmaceuticals, Inc., a biotechnology company. He also previously served in a number of leadership positions at Daiichi Sankyo Company from March 2008 until October 2012, including head of new products, metabolism, oncology, biometrics and clinical operations for medical affairs. In February 2009, Dr. Nagendran filed a petition for personal bankruptcy under Chapter 7 of the federal bankruptcy laws, which was subsequently discharged in October 2009. Dr. Nagendran received a B.A. from Rutgers University and an M.D. from the University of Medicine and Dentistry of New Jersey and trained in Internal Medicine at Mayo Clinic in Rochester, Minnesota and is a Mayo Alumni Laureate.

        James J. L'Italien has served as our Senior Vice President, Chief Regulatory and Quality Officer since July 2015. Before joining us, since 2012, Dr. L'Italien served as senior vice president of regulatory affairs and quality assurance for InterMune, Inc. While at InterMune, he oversaw all global regulatory affairs and quality assurance activities in support of its commercial- and development-stage pharmaceutical programs, including the regulatory process for Esbriet®, which was granted a breakthrough designation by the U.S. Food and Drug Administration. Prior to that, Dr. L'Italien served as vice president of regulatory affairs and quality assurance for Geron Corporation from 2009 until 2012, where he supported development-stage programs in oncology and stem cell therapy. Before joining Geron, he served as senior vice president of regulatory affairs and quality assurance for Somaxon Pharmaceuticals, Inc. from 2007 to 2009, and held the global position of senior vice president of regulatory affairs and compliance at Ligand Pharmaceuticals, Inc. from 2002 to 2007. Dr. L'Italien received a B.S. in chemistry from Merrimack College and a Ph.D. in protein biochemistry from Boston University.

        Andrew F. Knudten has served as our Senior Vice President, Manufacturing and Supply Chain since September 2015. Previously, Mr. Knudten served as vice president of operations and vice president of active pharmaceutical ingredient operations at Hospira, Inc. from March 2012 to September 2015, where he had overall global responsibility for the company's API business. Mr. Knudten also previously served as global head of contract manufacturing and strategy for Novartis Vaccines and Diagnostics, Inc. from February 2009 to March 2012 and as vice president of manufacturing at CoDa Therapeutics, Inc. from September 2007 to February 2009. From 1994 to 2007, he served in various research, product development, finance and operations roles at Amgen Inc., supporting the development of numerous pipeline products and more than five eventual commercial products now being marketed by Amgen. Mr. Knudten earned a B.S. in biology and health from Concordia University, an M.S. in cell biology from University of Nebraska, Lincoln and an M.B.A. from the Anderson School at the University of California, Los Angeles.

Non-Employee Directors

        Daniel Welch has served as a member, and the chairman, of our Board of Directors since January 2016. He is an executive partner at Sofinnova Ventures, a position he has held since January 2015. Mr. Welch previously served as the president, chief executive officer, and chairman of InterMune, Inc. from September 2003 to September 2014, and he served as the chairman of the board of directors of InterMune from May 2007 to September 2014. From August 2002 to January 2003, Mr. Welch served as chairman and chief executive officer of Triangle Pharmaceuticals, Inc. He currently serves on the boards of directors of Seattle Genetics, Inc., Ultragenyx Pharmaceutical Inc., where he also serves as chairman, and Intercept Pharmaceuticals, Inc., and previously served on the board of directors of Hyperion Therapeutics, Inc. from 2012 to 2015. Mr. Welch received a B.S. from the University of Miami and an M.B.A from the University of North Carolina. Our board of directors believes that Mr. Welch should serve as chairman based on his operational and strategic expertise and his extensive experience in leading companies from clinical-stage drug development to large-scale global commercialization.

        Terrence C. Kearney has served as a member of our board of directors since January 2016. Most recently, Mr. Kearney served as the Chief Operating Officer of Hospira, Inc., a specialty pharmaceutical and medication delivery company, from 2006 until his retirement in 2011. From 2004 to 2006, he served as Hospira's Senior Vice President, Finance, and Chief Financial Officer. He has served as a member of the board of directors of Acceleron Pharma, Inc. since 2014, Vertex Pharmaceuticals Incorporated since 2011 and Innoviva, Inc., formerly known as Theravance, Inc., since 2014. Mr. Kearney received a B.S. in biology from the University of Illinois and an M.B.A. from the University of Denver. Our board of directors believes that Mr. Kearney should serve as a director based on his extensive experience in the biotechnology industry as both an executive officer and a director, as well as his financial expertise.

        Paul B. Manning has served as a member of our board of directors since April 2014. Mr. Manning is the president and chief executive officer of PBM Capital Group, a private equity investment firm in the business of investing in healthcare and life-science related companies, which he founded in 2010. Prior to that, Mr. Manning founded PBM Products, LLC in 1997, a producer of infant formula and baby food, which was sold to Perrigo Corporation in 2010. Mr. Manning is a director of the National Neurovision Research Institute, the clinical trial support organization of the Foundation Fighting Blindness, and was previously on the board of directors of Perrigo Corporation and Concordia Healthcare Corp. He is an active member on the UVA Health Foundation Board of Trustees. Mr. Manning received a B.S. in microbiology from the University of Massachusetts. Our board of directors believes that Mr. Manning should serve as a director based upon on his over 30 years of managerial and operational experience in the healthcare industry and as an investor in healthcare related companies.

        Jonathan Leff has served as a member of our board of directors since October 2014. Mr. Leff is a partner of Deerfield Management Company, LP and chairman of the Deerfield Institute. Prior to joining Deerfield in 2013, Mr. Leff was with Warburg Pincus, LLC for more than 16 years where he led the firm's investment efforts in biotechnology and pharmaceuticals. Mr. Leff currently serves on the board of directors of the Spinal Muscular Atrophy Foundation, the Biotechnology Industry Organization, Friends of Cancer Research, and Nivalis Therapeutics, Inc., as well as on the board of advisors of Columbia University Medical Center. Mr. Leff received his A.B. from Harvard University, and earned his M.B.A. from Stanford University Graduate School of Business. Our board of directors believes Mr. Leff is qualified to serve as a director based upon his extensive experience in the pharmaceutical and biotechnology industry, including his almost 20 years of experience as a director of multiple public and private biotechnology companies.

        Carole Nuechterlein has served as a member of our board of directors since October 2014. Ms. Nuechterlein joined F. Hoffmann-La Roche Ltd. in 2002 and currently serves as a deputy director and head of the Roche Venture Fund. Prior to that, Ms. Nuechterlein served as general counsel for SangStat, Inc. She currently serves on the board of directors for Lysosomal Therapeutics Inc. Ms. Nuechterlein holds a B.A. from Valparaiso University and a J.D. from University of Michigan. Ms. Nuechterlein was appointed to serve on our board of directors based upon her extensive experience in the pharmaceutical and biotechnology industry, including ten years of experience as an attorney in the pharmaceutical and biotechnology industry and over ten years of experience as an investor in life science companies.

        Bong Koh has served as a member of our board of directors since June 2015. Since 2009, Dr. Koh has been a partner at Venrock, a venture capital firm where he manages Venrock's public and cross-over biotechnology fund. Dr. Koh earned his B.A. from Yale University, his M.D. from the University of California, San Francisco, and an M.B.A. from Harvard Business School. Our board of directors believes that Dr. Koh should serve as a director based on his extensive experience in the biotechnology industry providing leadership in biotechnology investments.

        Frank Verwiel has served as a member of our board of directors since December 2015. Dr. Verwiel was the President and CEO of Aptalis Pharma Inc. from 2005 to 2014, where he also served on the board of directors. He currently serves as a member of the board of directors of Achillion Pharmaceuticals, Inc., a position he has held since December 2015, and is an observer to the board of directors of Bavarian Nordic A/S. Dr. Verwiel previously served on the board of directors of InterMune, Inc. from 2012 to 2014. Dr. Verwiel was also a director of the Biotechnology Industry Organisation. Dr. Verwiel received his M.D. from Erasmus University, Rotterdam and his M.B.A. from INSEAD. Our board of directors believes that Dr. Verwiel should serve as a director based upon his scientific acumen and his over 25 years of strategic, operational and international experience in the pharmaceutical industry.

Scientific Advisory Board

        We have established a scientific advisory board. We regularly seek advice and input from these experienced leaders on matters related to our research and development programs. Our scientific advisory board consists of experts across a range of key disciplines relevant to our programs and science. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our research and development programs. The members of our scientific advisory board have entered into agreements with us covering confidentiality and non-disclosure matters. Our scientific advisory board currently consists of our Chief Scientific Officer Dr. Kaspar (Nationwide Children's Hospital), Christian Lorson, Ph.D. (University of Missouri), Charlotte Sumner, M.D. (Johns Hopkins University) and Arthur Burghes, Ph.D. (Ohio State University).

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        Our officers, directors and ten percent stockholders did not become subject to the reporting requirements of Section 16(a) until February 10, 2016 and, therefore, there were no reports required during the fiscal year ended December 31, 2015.

Board Composition

        Our board of directors currently consists of nine members. Prior to the closing of our initial public offering, five of our directors served as directors pursuant to the board composition provisions of our third amended and restated certificate of incorporation and our third amended and restated investor rights agreement, as amended, or IRA, that we entered into with certain of our investors, which is further described in "Certain Relationships and Related Party Transactions" in Item 13 of this Annual Report. The IRA provided that our board of directors shall include (i) one director who is serving as our Chief Executive Officer, which was Mr. Nolan, (ii) one director to be a representative of the holders of our common stock, designated by the holders of a majority of our common stock, which was Dr. Verwiel, (iii) one director to be a representative of the holders of our Class B-1 preferred stock, designated by PBM Capital Investments, LLC, which was Mr. Manning, and (iv) two directors to be representatives of the holders of our Class C preferred stock, designated by Deerfield Private Design Fund III, L.P., which were Mr. Leff and Ms. Nuechterlein. The foregoing provisions of the IRA terminated immediately prior to the closing of our initial public offering. Accordingly, there are no current contractual rights or obligations regarding the nomination or election of our directors.

        Upon the completion of our initial public offering, our board of directors was divided into three classes, each of which consisting, as nearly as possible, of one-third of the total number of directors constituting our entire board of directors and directors in each class serve staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following such election. The classes of our directors are as follows:

  •
  Class I, consisting of Jonathan Leff, Carole Nuechterlein and Bong Koh, whose terms will expire at our 2017 annual meeting of stockholders;

  •
  Class II, consisting of Brian Kaspar, Paul Manning and Sean Nolan, whose terms will expire at our 2018 annual meeting of stockholders; and

  •
  Class III, consisting of Daniel Welch, Terrence Kearney and Frank Verwiel, whose terms will expire at our 2019 annual meeting of stockholders.

Board Committees

  Audit Committee

        Our audit committee consists of Terrence Kearney, Frank Verwiel and Paul Manning, with Mr. Kearney serving as chair of the audit committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act, and the applicable listing standards of NASDAQ. Each member of our audit committee can read and understand fundamental financial statements in accordance with NASDAQ audit committee requirements. In arriving at this determination, the board has examined each audit committee member's scope of experience and the nature of their prior and/or current employment.

        Our board of directors has determined that Mr. Kearney qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ listing rules. In making this determination, our board has considered Mr. Kearney's formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

  Compensation Committee

        Our compensation committee consists of Frank Verwiel, Terrence Kearney and Carole Nuechterlein, with Mr. Verwiel serving as chair of the compensation committee. Each of these individuals is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and is an "outside director," as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. Our board of directors has determined that each of these individuals is "independent" as defined under the applicable listing standards of NASDAQ, including the standards specific to members of a compensation committee.

  Nominating and Corporate Governance Committee

        Our nominating and corporate governance committee consists of Jonathan Leff, Carole Nuechterlein and Bong Koh, with Mr. Leff serving as chair of the nominating and corporate governance committee. Our board of directors has determined that each of these individuals is "independent" as defined under the applicable listing standards of NASDAQ and SEC rules and regulations.

Stockholder Recommendations for Director Candidates

        Stockholders may recommend director candidates for consideration by our nominating and corporate governance committee. Any such recommendation should be submitted in writing to Thomas J. Dee, Corporate Secretary, 2275 Half Day Rd, Suite 160, Bannockburn, Illinois 60015. The nominating and corporate governance committee expects to use a similar process to evaluate candidates recommended by stockholders as the one it uses to evaluate candidates otherwise identified by the committee.

Code of Business Conduct and Ethics

        We adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors following the closing of our initial public offering in February 2016. The Code of Conduct is available on our website at www.avexis.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we will post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code of Conduct.

Item 11.    Executive Compensation.

        The information in this Item 11 discusses the material elements of our executive compensation policies for our "named executive officers" and the most important factors relevant to an analysis of these policies, as well as the material elements of our non-employee director compensation policy. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers named in the "Summary Compensation Table" below, or our

"named executive officers," and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

        The following table sets forth information regarding compensation earned by our former President and Chief Executive Officer, our current President and Chief Executive Officer, our Senior Vice President and Chief Medical Officer and our Chief Financial Officer during the years ended December 31, 2015 and 2014. We refer to these individuals as our named executive officers.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)		STOCK AWARDS ($)(1)		OPTION AWARDS ($)(1)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Sean P. Nolan	2015	223,077	(3)	—		—		8,035,700		180,000	—		8,438,777
Current President and Chief Executive Officer	2014	—		—		—		—		—	—		—
John A. Carbona(4)	2015	88,354		—		—		167,684	(5)	—	535,000	(6)	791,038
Former President and Chief Executive Officer	2014	243,654		—		787,637	(7)	66,617	(8)	—	—		1,097,908
Sukumar Nagendran	2015	113,943	(9)	233,000	(10)	—		2,656,054		—	12,483	(11)	3,015,480
Senior Vice President and Chief Medical Officer	2014	—		—		—		—		—	—		—
Thomas J. Dee	2015	141,346	(12)	—		—		2,148,234		88,000	—		2,377,580
Chief Financial Officer	2014	—		—		—		—		—	—		—

(1)
Reflects the aggregate grant date fair value of stock and option awards granted during 2014 and 2015 calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation (ASC 718). See Note 12 to our audited financial statements appearing at the end of this Annual Report regarding assumptions underlying the valuation of equity awards.

(2)
Messrs. Nolan and Dee were entitled to bonuses, pro-rated for days of service in 2015, calculated as a target percentage of their annual base salary based upon our board of directors' assessment of their performance and our company's attainment of targeted goals as set by the board of directors in their sole discretion.

(3)
Mr. Nolan's employment commenced with us on June 8, 2015. The 2015 salary reported reflects the pro rata portion of Mr. Nolan's annual salary of $400,000 earned during 2015 from commencement of his employment through December 31, 2015.

(4)
Mr. Carbona ceased serving as our President and Chief Executive Officer on April 22, 2015.

(5)
The amount reported for Mr. Carbona in this column represents one-third of the incremental fair value of the modification of Mr. Carbona's stock option awards, computed under ASC 718 as of the April 22, 2015 modification date. As described in more detail in "—Payments upon Termination or Change in Control" below, we agreed to fully accelerate the vesting of 53,820 unvested stock options held by Mr. Carbona at the time of the termination of his employment. As described below under "—Equity-Based Awards—Stock Purchase and Option Agreement," under the Stock Purchase and Option Agreement, JDH Investment and West Summit each had the right to purchase one-third of any shares acquired in the future by Mr. Carbona under these stock options, and accordingly, the amount reported in this column represents one-third of the incremental fair value of the modification of the portion of Mr. Carbona's stock option awards, as computed in accordance with ASC 718 as of the modification date on April 22, 2015. We determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, we recognized the amount immediately since the awards did not require further service.

(6)
As of April 22, 2015, Mr. Carbona's employment with the company terminated. In connection with the termination of his employment, we entered into a Severance Benefits Agreement, or severance agreement, with Mr. Carbona. Pursuant to the severance agreement, we agreed to pay Mr. Carbona $535,000, consisting of a $500,000 severance benefit and an additional $35,000 representing the value of accrued and unused vacation and 30 days of base salary. This additional $35,000 payment was paid to Mr. Carbona in a lump sum on May 6, 2015, in accordance with the severance agreement. The $500,000 severance benefit was to be paid in cash over a twelve month period in equal installments, subject to potential acceleration if Mr. Carbona resigned or was removed from his service on the board of directors.

As of June 16, 2015, Mr. Carbona ceased to be a member of the board of directors. Pursuant to the terms of the severance agreement, 50% of the then unpaid portion of the $500,000 severance due to Mr. Carbona was paid to Mr. Carbona in a lump sum within 30 days from the termination of his service on the board of directors and the other 50% due to Mr. Carbona was to be paid in equal installments over six months from such date. Of the $535,000 due under the severance agreement, $381,154 was paid as of December 31, 2015.

(7)
The amount reported includes $594,088, which is the aggregate grant date fair value, as computed in accordance with ASC 718 of an aggregate of 392,287 shares of common stock sold to Mr. Carbona on January 30, 2014 by JDH Investment and West Summit for nominal consideration pursuant to the Stock Purchase and Option Agreement described in more detail in "—Equity-Based

  Awards—Stock Purchase and Option Agreement" below. The grant date fair value was determined based on the difference between the estimated fair value of the stock on the date of the sale and Mr. Carbona's purchase price. A description of the assumptions used in the calculation of the grant date fair value under ASC 718, including the board's estimate of the fair value of our common stock as of January 30, 2014, is set forth in Note 12 to our audited financial statements included in this Annual Report.

  In addition, the amount reported includes $193,549, which is the incremental fair value of the modification to Mr. Carbona's common stock awards, computed under ASC 718 as of the January 2014 modification date. As described in more detail in "—Equity-Based Awards—Exchange Agreement" below, on January 30, 2014, we entered into an exchange agreement with Mr. Carbona under which Mr. Carbona exchanged 202,347 common shares held by him for 202,347 Class B-1 preferred shares. There was no additional consideration paid by Mr. Carbona in connection with such exchange. Under ASC 718, this exchange was accounted for as a modification of previously issued common stock awards made to Mr. Carbona. The incremental fair value reported in this column represents the estimated difference in the fair value of the shares issued to Mr. Carbona in comparison to the estimated fair value of the shares surrendered in the exchange. We estimate that, as of date of the exchange agreement, the fair value of the Class B-1 preferred shares issued in the exchange was $2.47 per share, compared to an estimated $1.51 per share of the common shares surrendered in the exchange. A description of the board's estimate of the fair value of our common stock and Class B-1 preferred shares as of January 30, 2014 is set forth in Note 12 to our audited financial statements included in this Annual Report.

(8)
The amount reported represents the aggregate grant date fair value, as computed in accordance with ASC 718, of the stock options granted to Mr. Carbona in June 2014. As described below under "—Equity-Based Awards—Stock Purchase and Option Agreement," under the Stock Purchase and Option Agreement, JDH Investment and West Summit each had the right to purchase one-third of any shares acquired in the future by Mr. Carbona under these stock options, and accordingly, the amount reported in this column represents one-third of the aggregate grant date fair value of the stock options granted to Mr. Carbona during the year ended December 31, 2014, as computed in accordance with ASC 718. Because the options vest in part, upon performance conditions, the grant date fair value is calculated based on the probable outcome of such performance conditions, as determined under ASC 718. The grant date fair value of the award, assuming maximum outcome of the performance conditions, would be $99,537. The assumptions used in calculating the aggregate grant date fair value of the stock options reported in this column are set forth in Note 2 to our audited financial statements included in this Annual Report. The amount reported in this column reflects the accounting value as required under SEC rules for these stock options, and does not correspond to the actual economic value that may be received by Mr. Carbona from the stock options.

(9)
Dr. Nagendran's employment commenced with us on September 14, 2015. The 2015 salary reported reflects the pro rata portion of Dr. Nagendran's annual salary of $395,000 earned during 2015 from commencement of his employment through December 31, 2015.

(10)
Represents a one-time cash sign-on bonus of $75,000 and a guaranteed bonus of 40% of his base salary earned pursuant to his employment agreement, which is described further under "—Employment Agreements—Dr. Nagendran."

(11)
Represents a monthly allowance of $3,500 to offset Dr. Nagendran's cost of housing and ground transportation in connection with his relocation to Chicago.

(12)
Mr. Dee's employment commenced with us on August 3, 2015. The 2015 salary reported reflects the pro rata portion of Mr. Dee's annual salary of $350,000 earned during 2015 from commencement of his employment through December 31, 2015.

Narrative to Summary Compensation Table

        We review compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

        The compensation committee of our board of directors has historically determined our executives' compensation. Our compensation committee typically reviews and discusses management's proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the compensation committee then approves the compensation of each executive officer after discussions without members of management present.

Annual Base Salary

        We have entered into employment agreements with each of our named executive officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our compensation committee in order to compensate our named executive officers for the satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our named executive officers for 2015, as determined by the compensation committee. Such annual base salaries were effective for all of 2015 during the respective times that each named executive officer was employed by us. See "—Employment Agreements."

Name	2015 Base Salary ($)
John A. Carbona	275,000
Sean P. Nolan	400,000
Sukumar Nagendran	395,000
Thomas J. Dee	350,000

Annual Bonus and Non-Equity Incentive Plan Compensation

        Under the terms of his employment agreement, Mr. Carbona was entitled to discretionary bonuses in 2014 and 2015 from time to time, as determined by our board of directors, and additional bonuses (not to exceed $625,000 in aggregate) should the value of our common stock, as traded on a national stock exchange, equal or exceed certain pre-defined thresholds for a period of 90 consecutive trading days, which we refer to as the valuation bonus. Mr. Carbona did not earn any discretionary bonuses or any valuation bonus in 2014 or 2015.

        Messrs. Nolan and Dee and Dr. Nagendran are entitled to annual bonuses calculated as a target percentage of their annual base salary based upon our board of directors' assessment of their performance and our company's attainment of targeted goals as set by the board of directors in their sole discretion, and communicated to each officer, except that Dr. Nagendran's employment agreement guarantees him a bonus of 40% of his annual base salary in 2015 only. For 2015, target bonuses were based on the board's assessment of each executive's performance. For Messrs. Nolan and Dee, the amounts of such bonuses were determined by the board in January 2016 based on each executive's and our company's performance in 2015. For Dr. Nagendran, the amount reported in the "Bonus" column above represents a one-time cash sign-on bonus of $75,000 and his guaranteed bonus of 40% of his annual base salary earned pursuant to his employment agreement, which is described further under "—Employment Agreements—Dr. Nagendran."

Equity-Based Awards

        Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our executive officers. Our board of directors has historically been responsible for approving equity grants, although following the completion of our initial public offering, our compensation committee is generally responsible for approving equity grants. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

        Prior to the closing of our initial public offering, except as described below for certain transactions with Mr. Carbona, we have granted all equity awards pursuant to the 2014 Plan the terms of which are described below under "—Equity Benefit Plans." All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award.

        In June 2015, our compensation committee awarded Mr. Nolan an option to purchase 738,300 shares of our common stock at an exercise price of $15.94 per share. In August 2015, our compensation committee awarded Mr. Dee an option to purchase 164,059 shares of our common stock at an exercise price of $18.17 per share. In October 2015, our compensation committee awarded Dr. Nagendran an option to purchase 199,855 shares of our common stock at an exercise price of $18.48 per share. See "—Outstanding Equity Awards at December 31, 2015" for more information regarding these grants. In addition to equity award grants under the 2014 Plan, Mr. Carbona was party to a number of transactions with us and entities affiliated with us that may be considered compensatory in nature and which, for accounting purposes, we have accounted for as stock-based compensation in our audited financial statements included in this Annual Report.

Exchange Agreement

        In January 2014, we entered into an exchange agreement with Mr. Carbona under which Mr. Carbona exchanged 202,347 common shares held by him for 202,347 Class B-1 preferred shares for no additional consideration.

Stock Purchase and Option Agreement

        In January 2014, JDH Investment Management, LLC, or JDH Investment, an entity controlled by Mr. Harkey, West Summit Investments, LP, or West Summit, an entity controlled by Dr. Genecov, and Mr. Carbona entered into a Stock Purchase and Option Agreement. Under the agreement, JDH Investment and West Summit sold an aggregate of 392,287 common shares to Mr. Carbona for the price per share of $0.00007, or $28.44 in the aggregate. Additionally, the agreement contained a cross option, which provided Mr. Carbona the right to buy one-third of any eligible shares acquired in the future by JDH Investment or West Summit for the price paid by them to acquire the shares, and provided each of JDH Investment and West Summit an option to buy one-third of any eligible shares acquired in the future by Mr. Carbona for the price paid by him to acquire the shares. Under the agreement, the cross option would only terminate upon a reorganization or merger of the company, a sale of substantially all of the assets of the company or an initial public offering. During 2014, there were no exercises by any party of the cross option. However, in connection with the termination of Mr. Carbona's employment in April 2015, the parties entered into a Mutual Termination Agreement, under which Mr. Carbona transferred one-third of his June 2014 option grant described below to each of JDH Investment and West Summit and the parties agreed to terminate the cross option.

        We treated the shares sold to Mr. Carbona pursuant to the Stock Purchase and Option Agreement as stock-based compensation under ASC 718. As the shares sold to Mr. Carbona pursuant to the Stock Purchase and Option Agreement were fully vested on the date of the purchase and there was no service to be performed by Mr. Carbona in order to retain the shares, the shares do not appear in the "Outstanding Equity Awards at December 31, 2015" table below.

June 2014 Option Grant

        In June 2014, we granted Mr. Carbona an option to purchase an aggregate of 207,000 shares of common stock under our 2014 Plan. The option was an incentive stock option with respect to 36,790 shares and a non-qualified stock option with respect to 170,210 shares. The exercise price for the incentive stock option portion of the option was $2.718 per share and the exercise price for the non-qualified stock option portion of the option was $2.47 per share. Two-thirds of the shares underlying the option were subject to cross option rights of JDH Investment and West Summit as described above. Under the terms of the option, the 36,790 shares subject to the incentive stock option and 50,150 shares subject to the non-qualified stock option were fully vested upon grant. Pursuant to the terms of the grant, the non-qualified stock option was to vest with respect to the remaining 120,060 shares upon the achievement of specified service-based and performance-based conditions, which are described in detail in footnote (2) to the "Outstanding Equity Awards at December 31, 2015" table below. However, in April 2015, pursuant to the terms of Mr. Carbona's severance agreement, the unvested portion of the option was accelerated and became fully vested. See "—Payments Upon

Termination or Change in Control." After giving effect to the transfer effected pursuant to the Mutual Termination Agreement described above, each of Mr. Carbona, JDH Investment and West Summit held a fully vested option to purchase 69,000 shares of our common stock.

Outstanding Equity Awards at December 31, 2015

        The following table sets forth certain information regarding equity awards granted to our named executive officers that were outstanding as of December 31, 2015. As of December 31, 2015, Mr. Carbona did not hold any outstanding equity incentive awards.

		OPTION AWARDS
	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE PER SHARE ($)	OPTION EXPIRATION DATE
John A. Carbona	—	—	—		—	—
Sean P. Nolan	June 10, 2015	—	738,300	(1)	$15.94	June 10, 2025
Sukumar Nagendran	October 13, 2015	—	199,855	(2)	$18.48	October 13, 2025
Thomas J. Dee	August 11, 2015	—	164,059	(3)	$18.17	August 11, 2025

(1)
This option was granted on June 10, 2015. The option was an incentive option with respect to 25,088 shares and a non-qualified stock option with respect to 713,212 shares. 25% of the shares are scheduled to vest on June 8, 2016, and the remaining 75% of the shares are scheduled to vest in equal monthly installments thereafter until June 8, 2019, subject to his continued service and potential acceleration upon a sale event as described in his employment agreement.

(2)
This option was granted on October 13, 2015. The option was an incentive option with respect to 21,643 shares and a non-qualified stock option with respect to 178,212 shares. 25% of the shares are scheduled to vest on September 14, 2016, and the remaining 75% of the shares are scheduled to vest in equal monthly installments thereafter until August 3, 2019, subject to his continued service and potential acceleration upon a sale event as described in his employment agreement.

(3)
This option was granted on August 11, 2015. The option was an incentive option with respect to 22,008 shares and a non-qualified stock option with respect to 142,051 shares. 25% of the shares are scheduled to vest on August 3, 2016, and the remaining 75% of the shares are scheduled to vest in equal monthly installments thereafter until August 3, 2019, subject to his continued service and potential acceleration upon a sale event as described in his employment agreement.

Retirement Benefits and Other Compensation

        Our named executive officers did not participate in, or otherwise receive any benefits under, any pension, retirement or deferred compensation plan sponsored by us during 2014 or 2015. Our named executive officers were eligible to participate in our employee benefits, including health insurance benefits, on the same basis as our other employees. We generally do not provide perquisites or personal benefits except in limited circumstances, and we did not provide any perquisites or personal benefits to our named executive officers in 2014 or 2015, except that, pursuant to his employment agreement, in 2015 we paid Dr. Nagendran a monthly relocation allowance of $3,500, totaling $12,483, to offset the cost of his housing and ground transportation in connection with his relocation to Chicago. See "—Employment Agreements—Dr. Nagendran."

Employment Agreements

        We have entered into employment agreements with our named executive officers. The key terms of the agreements are described below. For a discussion of the severance pay and other benefits provided in connection with a termination of employment of these individuals, please see "—Payments Upon Termination or Change in Control" below.

Mr. Carbona

        We entered into an employment agreement with Mr. Carbona, our former Chief Executive Officer, in August 2014. The employment agreement provided for an initial term of employment for up to three years, unless terminated earlier by him or by us with or without cause. Under the terms of the agreement, Mr. Carbona was entitled to receive an annual base salary of $200,000, as such amount could be increased, but not decreased, from time to time by our board of directors. The board of directors subsequently approved an increase in Mr. Carbona's annual base salary to $275,000, effective as of November 1, 2014. Mr. Carbona was also entitled to a valuation bonus of $500,000 if the value of our listed class of capital stock equaled or exceeded $42.49 per share for 90 consecutive trading days leading up to and including the last trading day of a calendar year during the term of his employment agreement, and an additional valuation bonus of $625,000 (less any valuation bonus previously paid to him) if the value of our listed class of capital stock equaled or exceeded $63.73 per share for 90 consecutive trading days leading up to and including the last trading day of a calendar year during the term of his employment agreement. In the event the aforementioned milestones were achieved, the total aggregate valuation bonus to which Mr. Carbona could have been entitled was capped at $625,000 under the terms of the employment agreement. However, none of the above bonus milestones were achieved during the term of Mr. Carbona's employment with us, and he did not receive any valuation bonus payments. The employment agreement also empowered the board of directors to grant, in its sole discretion, additional bonuses from time to time to Mr. Carbona. Mr. Carbona's agreement contained confidentiality, non-competition and non-interference obligations that survived the termination of his employment.

Mr. Nolan

        We entered into an employment agreement with Mr. Nolan, our current Chief Executive Officer, in June 2015. Pursuant to the terms of his employment agreement, Mr. Nolan's employment is at will and may be terminated at any time by us or Mr. Nolan. Under the terms of the agreement, Mr. Nolan is entitled to receive an annual base salary of $400,000 and an annual target bonus of 45% of his annual base salary based upon our board of directors' assessment of Mr. Nolan's performance and our attainment of targeted goals as set by the board of directors in their sole discretion. In accordance with the agreement, Mr. Nolan was also granted an option to purchase 738,300 shares of our common stock on June 10, 2015. 25% of the shares subject to the option vest on June 8, 2016 (the first anniversary of Mr. Nolan's commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Nolan's continued service and subject to partial or full acceleration in the event of a sale event, as defined in Mr. Nolan's agreement. Pursuant to his agreement, Mr. Nolan also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Mr. Dee

        We entered into an employment agreement with Mr. Dee, our Chief Financial Officer, in July 2015. Pursuant to the terms of his employment agreement, Mr. Dee's employment is at will and may be terminated at any time by us or Mr. Dee. Under the terms of the agreement, Mr. Dee is entitled to receive an annual base salary of $350,000 and an annual target bonus of 40% of his annual base salary based upon our board of directors' assessment of Mr. Dee's performance and our attainment of targeted goals as set by the board of directors in their sole discretion. In accordance with the agreement, Mr. Dee was also granted an option to purchase 164,059 shares of our common stock. 25% of the shares subject to the option vest on August 3, 2016 (the first anniversary of Mr. Dee's commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Dee's continued service and subject to full acceleration upon the occurrence of a sale event, as defined in Mr. Dee's agreement. Pursuant to his agreement, Mr. Dee also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Dr. Nagendran

        We entered into an employment agreement with Dr. Nagendran, our Senior Vice President and Chief Medical Officer, in August 2015. Pursuant to the terms of his employment agreement, Dr. Nagendran's employment is at will and may be terminated at any time by us or Dr. Nagendran. Under the terms of the agreement, Dr. Nagendran is entitled to receive an annual base salary of $395,000, a one-time sign-on bonus of $75,000 and an annual target bonus of 40% of his annual base salary based upon our board of directors' assessment of Dr. Nagendran's performance and our attainment of targeted goals as set by the board of directors in their sole discretion. We have agreed to pay Dr. Nagendran 100% of the full year target bonus of 40% of his annual base salary for the 2015 calendar year. In accordance with the agreement, Dr. Nagendran was also granted an option to purchase 199,855 shares of our common stock. 25% of the shares subject to the option vest on September 14, 2016 (the first anniversary of Dr. Nagendran's commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Dr. Nagendran's continued service and subject to full acceleration upon the occurrence of a sale event, as defined in Dr. Nagendran's agreement. Additionally, Dr. Nagendran is entitled to a monthly relocation allowance of $3,500 for the first 36 months of his continued employment with us. Pursuant to his agreement, Dr. Nagendran also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Dr. L'Italien

        We entered into an employment agreement with Dr. L'Italien, our Chief Regulatory and Quality Officer, in July 2015. Pursuant to the terms of his employment agreement, Dr. L'Italien's employment is at will and may be terminated at any time by us or Dr. L'Italien. Under the terms of the agreement, Dr. L'Italien is entitled to receive an annual base salary of $365,000 and an annual target bonus of 40% of his annual base salary based upon our board of directors' assessment of Dr. L'Italien's performance and our attainment of targeted goals as set by the board of directors in their sole discretion. Dr. L'Italien is eligible to receive up to 50% of the full year target bonus of 40% of his annual base salary for the 2015 calendar year. In accordance with the agreement, Dr. L'Italien was also granted an option to purchase 151,800 shares of our common stock. 25% of the shares subject to the option vest on July 20, 2016 (the first anniversary of Dr. L'Italien's commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Dr. L'Italien's continued service and subject to full acceleration upon the occurrence of a sale event, as defined in Dr. L'Italien's agreement. Additionally, Dr. L'Italien's agreement provides for a one-time relocation allowance of $36,500, which is subject to repayment if Dr. L'Italien's employment is terminated for cause or if Dr. L'Italien resigns, each within one year following the commencement of his employment with us. Pursuant to his agreement, Dr. L'Italien also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Mr. Knudten

        We entered into an employment agreement with Mr. Knudten, our Senior Vice President, Manufacturing and Supply Chain, in August 2015. Pursuant to the terms of his employment agreement,

Mr. Knudten's employment is at will and may be terminated at any time by us or Mr. Knudten. Under the terms of the agreement, Mr. Knudten is entitled to receive an annual base salary of $350,000 and an annual target bonus of 40% of his annual base salary based upon our board of directors' assessment of Mr. Knudten's performance and our attainment of targeted goals as set by the board of directors in their sole discretion. In accordance with the agreement, Mr. Knudten was also granted an option to purchase 151,800 shares of our common stock. 25% of the shares subject to the option vest on September 4, 2016 (the first anniversary of Mr. Knudten's commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Knudten's continued service and subject to full acceleration upon the occurrence of a sale event, as defined in Mr. Knudten's agreement. Additionally, Mr. Knudten's agreement provides that we will reimburse him if Hospira, Inc., his former employer, enforces a clawback provision regarding the relocation payment of $80,000 paid to him upon his relocation to Chicago in connection with his employment there. Pursuant to his agreement, Mr. Knudten also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Dr. Kaspar

        We entered into an employment agreement with Dr. Kaspar, our Chief Scientific Officer, in January 2016. Pursuant to the terms of his employment agreement, Dr. Kaspar's employment is at will and may be terminated at any time by us or Dr. Kaspar. The agreement acknowledges that Dr. Kaspar remains an employee of, and devotes a significant amount of his business time and attention to, NCH. Pursuant to the terms of his employment agreement, Dr. Kaspar is also prohibited from engaging in any research activities on behalf of our Company unless and to the extent we enter into written agreements with NCH to sponsor such research activities. Moreover, under the terms of his employment agreement, NCH owns all inventions and discoveries, whether patentable or not, that Dr. Kaspar makes, conceives or reduces to practice, unless otherwise specifically provided for by the terms of a sponsored research agreement between us and NCH. Under the terms of the agreement, Dr. Kaspar is entitled to receive an annual base salary of $325,000 and an annual target bonus of 40% of his annual base salary based upon our board of directors' assessment of Dr. Kaspar's performance and our attainment of targeted goals as set by the board of directors in their sole discretion. The employment agreement also contains confidentiality, non-competition and non-solicitation provisions.

Payments upon Termination or Change in Control

Mr. Carbona

        Mr. Carbona's employment agreement provided for severance payments upon certain termination events. If Mr. Carbona was terminated by us without cause or if Mr. Carbona resigned under certain circumstances constituting good reason, the agreement provided for severance in the amount of $500,000. As of April 22, 2015, Mr. Carbona's employment with the company terminated. In connection with the termination of his employment, we entered into a Severance Benefits Agreement, or severance agreement, with Mr. Carbona. Pursuant to the severance agreement, we agreed to pay Mr. Carbona $535,000, consisting of a $500,000 severance benefit and an additional $35,000 representing the value of accrued and unused vacation and 30 days of base salary. This additional $35,000 payment was paid to Mr. Carbona as a lump sum on May 6, 2015, in accordance with the severance agreement. The $500,000 severance benefit was to be paid in cash over a twelve month period in equal installments, subject to potential acceleration if Mr. Carbona resigned or was removed from his service on the board of directors. In addition, we agreed to fully accelerate the vesting of the unvested stock option granted in June 2014 that was held by Mr. Carbona at the time of the termination of his employment. Mr. Carbona executed a general release of claims against us as a condition to receipt of the benefits under the severance agreement.

        As of June 16, 2015, Mr. Carbona ceased to be a member of the board of directors. Pursuant to the terms of the severance agreement, 50% of the then unpaid portion of the $500,000 severance due to Mr. Carbona was paid to Mr. Carbona in a lump sum within 30 days from the termination of his service on the board of directors and the other 50% was due and payable to Mr. Carbona in equal installments over six months from such date. Of the $535,000 due under the severance agreement, $381,154 was paid as of December 31, 2015.

        Further, in connection with the termination of Mr. Carbona's employment, Mr. Carbona, JDH Investment and West Summit entered into the Mutual Termination Agreement to terminate the cross option under the Stock Purchase and Option Agreement. Pursuant to the Mutual Termination agreement, Mr. Carbona transferred to each of JDH Investment and West Summit a fully vested option to purchase 69,000 shares of our common stock, which represented two-thirds of the June 2014 stock option that Mr. Carbona held as of his termination that had fully vested pursuant to his severance agreement.

Mr. Nolan

        Pursuant to his employment agreement, Mr. Nolan is entitled to severance benefits if his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If Mr. Nolan is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage or, if such termination or resignation occurs within the 12 months following a sale event, as defined in Mr. Nolan's employment agreement, 18 months.

Mr. Dee

        Pursuant to his employment agreement, Mr. Dee is entitled to severance benefits if his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If Mr. Dee is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage or, if such termination or resignation occurs within the 12 months following a sale event, as defined in Mr. Dee's employment agreement, 18 months.

Dr. Nagendran

        Pursuant to his employment agreement, Dr. Nagendran is entitled to severance benefits if his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If Dr. Nagendran is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage or, if such termination or resignation occurs within the 12 months following a sale event, as defined in Dr. Nagendran's employment agreement, 18 months.

Dr. L'Italien

        Pursuant to his employment agreement, Dr. L'Italien is entitled to severance benefits if his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If Dr. L'Italien is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage or, if such termination or resignation occurs within the 12 months following a sale event, as defined in Dr. L'Italien's employment agreement, 18 months.

Mr. Knudten

        Pursuant to his employment agreement, Mr. Knudten is entitled to severance benefits if his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If Mr. Knudten is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage or, if such termination or resignation occurs within the 12 months following a sale event, as defined in Mr. Knudten's employment agreement, 18 months.

Dr. Kaspar

        Pursuant to his employment agreement, Dr. Kaspar is entitled to severance benefits if his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If Dr. Kaspar is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage.

Equity Benefit Plans

2016 Equity Incentive Plan

        Our board of directors adopted our 2016 Equity Incentive Plan, or 2016 Plan, in January 2016. Our stockholders approved our 2016 Plan in February 2016. The 2016 Plan became effective on February 10, 2016, or the IPO Date. On and after the IPO Date, no additional stock awards will be granted under the 2014 Plan. Our board of directors may amend or suspend the 2016 Plan at any time, although no such action may materially impair the rights under any then-outstanding award without the holder's consent. We will obtain stockholder approval for any amendments to the 2016 Plan as required by law. No incentive stock options may be granted under the 2016 Plan after the tenth anniversary of the effective date of the 2016 Plan.

        Types of Awards.    The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, or collectively, stock awards. Additionally, the 2016 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants.

        Share Reserve.    Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2016 Plan is 4,339,451 shares, which is the sum of (1) 2,400,000 new shares, plus (2) the number of shares reserved for issuance under the 2014 Plan on the IPO Date, plus (3) any shares subject to outstanding stock awards that would have otherwise been returned to the 2014 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and continuing through and including January 1, 2026, by 4.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2016 Plan is 8,678,902 shares.

        Limits.    No person may be granted awards covering more than 1,000,000 shares of our common stock under the 2016 Plan during any calendar year pursuant to an appreciation-only stock award. An appreciation-only stock award is a stock award whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value of our common stock on the date of grant. A stock option with an exercise price equal to the value of the stock on the date of grant is an example of an appreciation-only award. Additionally, no person may be granted in a calendar year a performance stock award covering more than 1,000,000 shares or a performance cash award having a maximum value in excess of $2,000,000. Such limitations are designed to help assure that any deductions to which we would otherwise be entitled with respect to such awards will not be subject to the $1 million limitation on the income tax deductibility of compensation paid per covered executive officer imposed by Section 162(m) of the Code. In addition, the maximum number of shares of our common stock subject to stock awards granted under the 2016 Plan during any one calendar year to any non-employee director, taken together with any cash fees paid by us to such non-employee director during such calendar year for service on our board of directors, will not exceed $500,000 in total value, or, with respect to the calendar year in which a non-employee director is first appointed or elected to our board of directors, $1,200,000.

        Reversion of Shares.    If a stock award granted under the 2016 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award will again become available for subsequent issuance under the 2016 Plan. In addition, the following types of shares under the 2016 Plan will become available for the grant of new stock awards under the 2016 Plan:

  •
  shares that are forfeited to or repurchased by us prior to becoming fully vested;

  •
  shares withheld to satisfy income and employment withholding taxes; and

  •
  shares used to pay the exercise price or purchase price of a stock award.

        Shares issued under the 2016 Plan will be shares of authorized but unissued or reacquired common stock, including shares repurchased by us on the open market.

        Administration.    Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2016 Plan. Our board of directors may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2016 Plan, our board of directors or the authorized committee thereof, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

        The plan administrator has the authority to modify outstanding awards under our 2016 Plan. Subject to the terms of our 2016 Plan, the plan administrator has the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

        Stock Options.    Incentive and nonstatutory stock options are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2016 Plan, provided that the exercise price of an incentive stock option and nonstatutory stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2016 Plan vest at the rate specified by the plan administrator.

        The plan administrator determines the term of stock options granted under the 2016 Plan, up to a maximum of ten years. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's service relationship with us, or any of our affiliates, ceases for any reason other than a termination for cause or other than a termination because of disability or death, the optionee may exercise the vested portion of any options for a period of three months following the cessation of service. If an optionee's service relationship with us, or any of our affiliates, ceases due to disability or death or an optionee dies within a specified period following cessation of service, the optionee or a beneficiary may exercise the vested portion of any options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination of an optionee's service for cause, the option will terminate immediately upon the optionee's termination of continuous service and the optionee may not exercise the option following such termination. The option term may be further extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws, or the sale of any common stock received upon exercise of the option would violate our insider trading policy. In no event, however, may an option be exercised beyond the expiration of its term.

        Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include cash, check, bank draft or money order payable to us, a broker-assisted cashless exercise, the tender of common stock previously owned by the optionee, a net exercise of the option if it is a nonstatutory stock option, and other legal consideration approved by the plan administrator.

        Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

        Tax Limitations on Incentive Stock Options.    Incentive stock options may be granted only to our employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to which incentive stock options that are exercisable for the first time by an optionee during any calendar year under all of our stock plans may not exceed $100,000. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the incentive stock option does not exceed five years from the date of grant.

        Restricted Stock Awards.    Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for cash, check, bank draft or money order payable to us, past or future services rendered to us or our affiliates, or any other form of legal consideration. Shares of common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator.

        Restricted Stock Unit Awards.    A restricted stock unit is a promise by us to issue shares of our common stock, or to pay cash equal to the value of shares of our common stock, equivalent to the number of units covered by the award at the time of vesting of the units or thereafter. Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect to shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant's cessation of continuous service for any reason.

        Stock Appreciation Rights.    A stock appreciation right entitles the participant to a payment equal in value to the appreciation in the value of the underlying shares of our common stock for a predetermined number of shares over a specified period. Stock appreciation rights are granted pursuant to stock appreciation right agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right which cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (a) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (b) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2016 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

        The plan administrator determines the term of stock appreciation rights granted under the 2016 Plan, up to a maximum of ten years. Unless the terms of a participant's stock appreciation right agreement provides otherwise, if a participant's service relationship with us, or any of our affiliates, ceases for any reason other than a termination for cause or a termination because of disability or death, the participant may exercise the vested portion of any stock appreciation right for a period of three months following the cessation of service. If a participant's service relationship with us, or any of our affiliates, ceases due to disability or death or the participant dies within a specified period following cessation of service, the participant or a beneficiary may exercise the vested portion of any stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination of participant's service for cause, the stock appreciation right will terminate immediately upon the participant's termination of continuous service and the participant may not exercise the stock appreciation right following such termination. The term of the stock appreciation right may be further extended in the event that exercise of the stock appreciation right following termination of service is prohibited by applicable securities laws, or the sale of any common stock received upon exercise of the stock appreciation right would violate our insider trading policy. In no event, however, may a stock appreciation right be exercised beyond the expiration of its term.

        Performance Awards.    The 2016 Plan permits the grant of performance-based stock and cash awards that may qualify as performance-based compensation that is not subject to the $1 million limitation on the income tax deductibility of compensation paid per covered executive officer imposed by Section 162(m) of the Code. To assure that the compensation attributable to performance-based awards will so qualify, our compensation committee can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of certain pre-established performance goals during a designated performance period.

        The criteria that the compensation committee may select to establish the performance goals include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest and taxes; (3) earnings before interest, taxes and depreciation; (4) earnings before interest, taxes, depreciation and/or amortization; (5) earnings before interest, taxes, depreciation, amortization and legal settlements; (6) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (8) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (9) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (10) total stockholder return; (11) return on equity or average stockholder's equity; (12) return on assets, investment, or capital employed; (13) return on operating revenue; (14) margin (including gross margin); (15) income (before or after taxes); (16) operating income (before or after taxes); (17) operating income after taxes; (18) operating income before interest and taxes; (19) operating income before interest, taxes, depreciation and amortization; (20) pre-tax profit;

(21) operating cash flow; (22) sales or revenue targets; (23) increases in revenue or product revenue; (24) improvement in or attainment of working capital levels; (25) economic value added (or an equivalent metric); (26) cash flow; (27) cash flow per share; (28) cash balance; (29) cash burn; (30) cash collections; (31) debt reduction; (32) implementation or completion of projects or processes (including, without limitation, clinical trial initiation, clinical trial enrollment and dates, clinical trial results, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (33) stockholders' equity; (34) capital expenditures; (35) debt levels; (36) operating profit or net operating profit; (37) workforce diversity; (38) net income or growth of net income or operating income; (39) billings; (40) bookings; (41) employee retention; (42) initiation of studies by specific dates; (43) budget management; (44) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product; (45) regulatory milestones; (46) safety performance; (47) sustainability or environmental performance; (48) progress of internal research or development programs; (49) acquisition of new customers; (50) customer retention and/or repeat order rate; (51) improvements in sample and test processing times; (52) progress of partnered programs; (53) partner satisfaction; (54) timely completion of clinical trials; (55) submission of 510(k)s or pre-market approvals and other regulatory achievements; (56) milestones related to research development (including, but not limited to, preclinical and clinical studies), product development and manufacturing or new product innovation; (57) expansion of sales in additional geographies or markets; (58) research progress, including the development of programs; (59) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property; (60) strategic corporate objectives relating to: increase in revenue with certain customers, customer groups, or customer types; (61) financings; (62) brand recognition or acceptance; (63) stock price; (64) share price performance; (65) market share; (66) expenses and cost reduction goals and (67) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by the Board.

        The compensation committee may establish performance goals on a company-wide basis, with respect to one or more business units, divisions, affiliates or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the performance goals are established, the compensation committee will appropriately make adjustments in the method of calculating the attainment of performance goals for a performance period as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of any "items of an unusual nature or of infrequency of occurrence or non-recurring items" as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by the company achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock of the company by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under the company's bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; (12) to exclude the effect of any other unusual, non-recurring gain or loss or other extraordinary item; and (13) to exclude the effects of the timing of acceptance for review and/or approval of submissions to the FDA or any other regulatory body.

        Other Stock Awards.    The plan administrator may grant other awards based in whole or in part by reference to, or otherwise based on our common stock. The plan administrator will set the number of shares under the award and all other terms and conditions of such awards.

        Adjustment Provisions.    In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, the plan administrator will make appropriate adjustments to the class and maximum number of shares of our common stock subject to the 2016 Plan, the class and maximum number of shares of our common stock by which the share reserve is to increase automatically each year the class and maximum number of shares of our common stock that may be issued upon the exercise of incentive stock options, the class and maximum number of shares of our common stock subject to stock awards that can be granted to any person in a calendar year (as established under the 2016 Plan pursuant to Section 162(m) of the Code), and the class, number of shares and price per share of common stock subject to outstanding stock awards.

        Corporate Transactions.    In the event of certain specified significant corporate transactions (or a change in control, as described below), the plan administrator may take any one or more of the following actions as to outstanding awards, or as to a portion of any outstanding award under the 2016 Plan:

  •
  arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

  •
  arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

  •
  accelerate the vesting of the stock award and provide for its termination prior to the effective time of the transaction;

  •
  arrange for the lapse of any reacquisition or repurchase rights held by us with respect to the stock award;

  •
  cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our plan administrator may deem appropriate; and

  •
  make a payment equal to the excess, if any, of the value of the property the participant would have received upon exercise of the stock award immediately prior to the effective time of the transaction over any exercise price otherwise payable by the participant in connection with such exercise.

        Change in Control.    In addition to the above, the plan administrator may provide, in an individual award agreement, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a certain specified change in control. However, in the absence of such a provision, no such acceleration of the stock award will occur.

Amended and Restated 2014 Stock Plan

        Our board of directors adopted and our stockholders initially approved the 2014 Plan in January 2014 and amended and restated the 2014 Plan in August 2014. As of December 31, 2015, options to purchase 1,748,877 shares of common stock were outstanding under the 2014 Plan, with a weighted average exercise price per share of $15.04. As of December 31, 2015, up to a maximum of 190,575 shares remained available for future issuance pursuant to the grant of options or other stock awards under the 2014 Plan. However, following the effectiveness of the 2016 Plan on February 10, 2016, we will not issue any further awards under the 2014 Plan. We have included this description of the 2014 Plan in order to provide a better understanding of the awards we granted to our named executive officers during the year ended December 31, 2015.

        Stock Awards.    The 2014 Plan provides for the grant of incentive stock options, or ISOs, non-qualified stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. ISOs may be granted only to employees. All other awards may be granted to directors, officers and employees of the company.

        Share Reserve.    In connection with our Class D preferred stock financing, which closed in September 2015, the board of directors and stockholders approved an amendment to the 2014 Plan to increase the total share reserve to 2,146,452 shares. The maximum number of shares of common stock that may be granted to any individual in any given year under the 2014 Plan is 67% of the shares authorized under the 2014 Plan. These amounts are subject to adjustment for stock splits, stock dividends and other changes in our capital structure. We may use authorized and unissued shares or treasury shares in connection with grants under the 2014 Plan. Shares underlying the unexercised or undistributed portion of any terminated, expired or forfeited award are available for further awards under the 2014 Plan. Shares withheld or delivered for tax withholding or as the exercise price of a stock option are not available for future awards. In addition, certain awards may be payable in cash.

        Following the effectiveness of the 2016 Plan on February 10, 2016, we will not issue any further awards under the 2014 Plan.

Stock Options

        Stock options granted under the 2014 Plan may vest on the basis of the satisfaction of performance conditions established by the compensation committee or on the basis of the passage of time and continued employment or both. Options will have up to a ten-year term. All options are granted with an exercise price not less than the fair market value of our common stock on the date of grant.

        The 2014 Plan permits the grant of either incentive stock options or options not qualifying as incentive stock options under the Code.

        Repricing or changing the terms of an option to lower its option price or taking any other action which has the economic effect of repricing options is not permitted under the terms of the 2014 Plan without stockholder approval.

Restricted Stock

        The compensation committee may award shares of common stock that are subject to restrictions and conditions as determined by the compensation committee. Restricted stock awards may vest on the basis of the satisfaction of performance goals established by the compensation committee or on the basis of the passage of time and continued employment. Recipients of restricted stock receive dividends on, and may vote the shares subject to a grant. Shares of restricted stock may not, however, be sold or otherwise transferred prior to the lapse of the restrictions.

        Restricted stock generally vests over a period not shorter than 12 months, provided that the compensation committee may permit acceleration of vesting of any such awards in the event of the participant's death, disability, or retirement, or a change in control.

Change in Control

        In the event of certain change in control transactions affecting us (as described below), all stock options that are not exercisable will become immediately exercisable in full and the restriction period applicable to any outstanding restricted stock will lapse and the performance period applicable to any outstanding performance share shall lapse and, each share of common stock available under the 2014 Plan (whether or not subject to an outstanding award) will be converted pursuant to the change in control transaction

        For purposes of the treatment above, a "change in control" generally means either of the following transactions, where the holders of our common stock receive shares of common stock registered under Section 12 of the Exchange Act in the transaction:

  •
  a reorganization, merger, consolidation or sale of substantially all of our assets in a transaction in which our stockholders immediately prior to the transaction do not own at least 50% of the voting power of the surviving, resulting or transferee entity, except if our incumbent board will constitute at least a majority of the board or managers of the resulting entity (if our common stock is registered under Section 12 of the Exchange Act); or

  •
  the consummation of a plan of our complete liquidation or dissolution.

        In the event of certain other change in control transactions affecting us (as described below), each outstanding award under the 2014 Plan shall be surrendered to us and immediately cancelled and the holder will receive a cash payment from us in an amount generally equal to the number of shares underlying the award, multiplied by the greater of (i) the highest per share price offered to the Company stockholders in any transaction whereby the change in control takes place or (ii) the fair market value of a share of our common stock on the date of the change in control, in any case reduced by any purchase price per share for the award, as applicable. Performance-based awards will be deemed to be satisfied at maximum level.

        A "change in control" for purposes of this treatment generally means the transactions described above, but where the holders of our common stock receive consideration in the transaction other than shares of common stock registered under Section 12 of the Exchange Act, and in addition, the following transactions

  •
  the acquisition by a person or group of beneficial ownership of 50% or more of the outstanding stock or combined voting power of securities entitled to vote; or

  •
  if our common stock is registered under Section 12 of the Exchange Act, a change in the composition of our board of directors over a two year period that results in a majority of current directors (or successor directors approved by our current directors) not being continuing directors.

        The definition of "change in control" under the 2014 Plan in any case excludes purchases or sales of stock by or from us or one of our employee benefit plans or trusts.

Amendment and Termination

        The compensation committee has the power to amend the 2014 Plan. However, the compensation committee may not, without stockholder approval, amend the 2014 Plan to:

  •
  increase the maximum number of shares authorized for issuance pursuant to the 2014 Plan;

  •
  extend the term of the 2014 Plan;

  •
  reduce the minimum purchase price of a share of common stock subject to an option; or

  •
  effect any change inconsistent with Section 422 of the Code.

        Our board of directors may otherwise suspend or terminate the 2014 Plan at any time. No such suspension or termination, however, shall affect the terms or conditions of any award granted prior to termination.

Other Terms

        The 2014 Plan provides that no award shall be transferable by a participant other than by will or the laws of descent and distribution or pursuant to the beneficiary designation procedures approved by the company.

Non-Employee Director Compensation

        In the year ended December 31, 2015, we did not pay any fees to, make any equity awards or non-equity awards to, or pay any other compensation to the non-employee members of our board of directors for their services as directors. Our non-employee directors only received reimbursement of their actual out-of-pocket costs and expenses incurred in connection with attending board meetings.

        Dr. Kaspar, a current member of our board of directors and our Chief Scientific Officer, provided scientific advisory services to our company during 2015 pursuant to a consulting agreement with us dated January 28, 2014. Under that agreement, we paid Dr. Kaspar a monthly cash fee of $7,500. Dr. Kaspar's consulting agreement is described in further detail under "Certain Relationships and Related Party Transactions" in Item 13 of this Annual Report.

        Our board of directors approved a compensation policy for our non-employee directors that became effective upon the pricing of our initial public offering. This policy provides for the following compensation to our non-employee directors:

  •
  The non-executive chair of our board of directors will receive an annual fee from us of $70,000 and each other non-employee director will receive $40,000;

  •
  The chair of our audit committee will receive an annual fee from us of $18,000 and each other member will receive $8,000;

  •
  The chair of our compensation committee will receive an annual fee from us of $15,000 and each other member will receive $6,000;

  •
  The chair of our nominating and corporate governance committee will receive an annual fee from us of $10,000 and each other member will receive $4,500; and

  •
  Each non-employee director will be entitled to an initial option grant to purchase our common stock with an aggregate Black-Scholes option value of $270,000, or, with respect to our chairman, $405,000, and an annual option grant to purchase our common stock with an aggregate Black-Scholes option value of $125,000 under our 2016 Equity Incentive Plan.

        Upon the pricing of our initial public offering, each of our current non-employee directors received an initial option grant and an annual option grant at the price per share at which our common stock was sold to the public in the offering.

        All fees under the director compensation policy are paid in equal quarterly installments and no per meeting fees are paid. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

Director Compensation Table

        As described above, we did not pay any cash or grant any stock awards or other compensation to our non-employee directors during 2015 for their services as non-employee directors. Except as described below for Dr. Kaspar, there were no outstanding stock awards or option awards held by our non-employee directors as of December 31, 2015. However, the following table sets forth in summary form information concerning the compensation that, pursuant to SEC rules, was paid or awarded during the year ended December 31, 2015 to Dr. Kaspar under the arrangement described above. It also includes compensation attributable to Mr. Harkey and Dr. Genecov resulting from the acceleration of certain stock options held by Mr. Carbona in connection with the termination of his employment.

Name(1)	Option Awards ($)		All Other Compensation ($)		Total ($)
John A. Carbona(2)	—		—		—
John D. Harkey, Jr.(3)	167,684	(5)	—		167,684
David G. Genecov M.D.(4)	167,684	(5)	—		167,684
Brian K. Kaspar, Ph.D.(6)	—		90,000	(7)	90,000
Bong Y. Koh(8)	—		—		—
Paul B. Manning	—		—		—
Jonathan Leff	—		—		—
Carole Nuechterlein	—		—		—
Frank Verwiel(9)	—		—		—

(1)
On June 8, 2015, Mr. Nolan joined the board in connection with his service as our Chief Executive Officer. Mr. Nolan did not receive any compensation in 2015 for services provided as a member of our board of directors.

(2)
Mr. Carbona was an employee director from January 1, 2015 through April 22, 2015 and his compensation during this period in 2015 is fully reflected in "Executive Compensation—Summary Compensation Table" below. From April 23, 2015 through June 15, 2015, Mr. Carbona served as a non-employee director of the Company. Mr. Carbona did not receive any compensation in 2015 for services provided as a member of our board of directors. Mr. Carbona ceased serving on the board on June 15, 2015.

(3)
Mr. Harkey ceased serving on the board on October 8, 2015.

(4)
Dr. Genecov ceased serving on the board on June 10, 2015.

(5)
We did not grant any stock options to our non-employee directors in 2015 for their service on our board of directors. The amounts reported in this column for Mr. Harkey and Dr. Genecov represent, for each director, one-third of the incremental fair value of the modification of the portion of Mr. Carbona's stock option awards, as computed in accordance with ASC 718 as of the modification date on April 22, 2015, that were accelerated in connection with the termination of Mr. Carbona's employment, to which each of Mr. Harkey and Dr. Genecov had the right to purchase under the terms of the Stock Purchase and Option Agreement described in "Executive Compensation—Equity-Based Awards—Stock Purchase and Option Agreement" below. See "Executive Compensation—Payments upon Termination or Change in Control" below for a discussion of the acceleration of the 53,820 unvested stock options held by Mr. Carbona at the time of the termination of his employment. We determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, we recognized the amount immediately since the awards did not require further service.

(6)
As of December 31, 2015, the number of unvested stock awards held by Dr. Kaspar was 1,750,794. Dr. Kaspar did not have any outstanding option awards as of December 31, 2015.

(7)
This amount represents cash consulting fees paid to Dr. Kaspar pursuant to his consulting agreement.

(8)
Mr. Koh joined the board in June 2015.

(9)
Mr. Verwiel joined the board in December 2015.

Compensation Committee Interlocks and Insider Participation

        Mr. Nolan, our President and Chief Executive Officer, served as a member of our compensation committee until January 2016. None of the current members of our compensation committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

        Please see "Certain Relationships and Related Party Transactions" in Item 13 of this Annual Report for a description of the transactions between us and members of the compensation committee, and entities affiliated with such members.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information regarding beneficial ownership of our common stock by:

  •
  each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

  •
  each of our directors;

  •
  our named executive officers; and

  •
  all of our current executive officers and directors as a group.

        We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 22,997,511 shares of common stock outstanding as of March 9, 2016. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of February 17, 2016 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

        This table is based upon information supplied by our executive officers, directors and principal stockholders, and the Section 13 filings with the SEC. Unless noted otherwise, the address of all listed stockholders is 2275 Half Day Road, Suite 160, Bannockburn, Illinois 60015. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED
Greater than 5% stockholders
Stockholders affiliated with Deerfield Management(1)	2,236,700	9.7%
PBM Capital Management, LLC(2)	1,927,013	8.3%
Roche Finance Ltd.	1,543,843	6.7%
Directors and Named Executive Officers
John A. Carbona	1,341,925	5.8%
Sean P. Nolan	—	*
Thomas J. Dee	—	*
Sukumar Nagendran	—	*
Brian K. Kaspar, Ph.D.	1,856,802	8.1%
Daniel Welch(3)	1,397	*
Terrence C. Kearney(3)	1,397	*
Paul B. Manning(4)	1,937,820	8.3%
Jonathan Leff(3)	1,397	*
Carole Nuechterlein(3)	1,397	*
Bong Y. Koh(5)	1,037,054	4.5%
Frank Verwiel(3)	1,397	*
All current executive officers and directors as a group (13 persons)	4,838,661	20.8%

*
Represents beneficial ownership of less than one percent

(1)
Consists of (a) 1,623,089 shares of common stock held by Deerfield Private Design Fund III, L.P. ("Private Design Fund"), (b) 413,611 shares of common stock held by Deerfield Special Situations Fund, L.P. ("Special Situations Fund"), (c) 112,000 shares of common stock held by Deerfield International Master Fund, L.P. ("International Master Fund") and (d) 88,000 shares held by Deerfield Partners, L.P. ("Partners"). Deerfield Mgmt III, L.P is the general partner of Private Design Fund, and Deerfield Mgmt, L.P. is the general partner of Special Situations Fund, International Master Fund and Partners. Deerfield Management Company, L.P. is the investment manager of each of Private Design Fund, Special Situations Fund, International Master Fund and Partners. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt III, L.P., Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Deerfield Mgmt III, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Private Design Fund. Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Special Situations Fund, International Master Fund and Partners. The address of each of Private Design Fund, Special Situations Fund, International Master Fund and Partners is c/o Deerfield Management Company, L.P., 780 Third Avenue, 37th Floor, New York, NY 10017.

(2)
Consists of 1,659,237 shares of common stock and 267,776 shares of common stock issuable upon the exercise of warrants.

(3)
Consists of shares exercisable within 60 days of March 9, 2016 pursuant to an option to purchase 8,385 shares of common stock granted for service on our board of directors on February 10, 2016, which vests and becomes exercisable in twelve equal monthly installments beginning on March 10, 2016.

(4)
Consists of (a) 1,659,237 shares of common stock and 267,776 shares of common stock issuable upon the exercise of warrants held by PBM Capital Investments, LLC, (b) 8,469 shares of common stock held directly by Mr. Manning together with his spouse as Joint Tenants with Right of Survivorship, (c) 941 shares of common stock held by BKB Growth Investments, LLC and (d) 1,397 shares exercisable within 60 days of March 9, 2016 pursuant to an option to purchase 8,385 shares of common stock granted to Mr. Manning for service on our board of directors on February 10, 2016, which vests and becomes exercisable in twelve equal monthly installments beginning on March 10, 2016. Mr. Manning has the sole voting and investment power with respect to the shares held by PBM Capital Investments, LLC. Mr. Manning is co-manager of BKB Growth Investments, LLC and, as such, has unilateral voting and investment power with respect to the shares held by BKB. Mr. Manning disclaims beneficial ownership of the shares held by PBM Capital Investments, LLC and BKB Growth Investments, LLC except to the extent of his pecuniary interest therein, and the inclusion of the securities in this report shall not be deemed an admission of beneficial ownership of all of the reported securities for purposes of Section 16 or for any other purpose.

(5)
Consists of (a) 736,871 shares of common stock held by Venrock Healthcare Capital Partners II, L.P. ("VHCP II"), and (b) 298,786 shares of common stock held by VHCP Co-Investment Holdings II, LLC ("VHCP Co. II"). VHCP Management II, LLC ("VHCPM II") is the sole general partner of VHCP II and the manager of VHCP Co. II and may be deemed to beneficially own these shares. Anders D. Hove and Mr. Koh are members of VHCPM II and may be deemed to beneficially own the shares held by VHCP II and VHCP Co. II. Mr. Kong disclaims beneficial ownership of the shares held by VHCP II and VHCP Co. II except to the extent of his pecuniary interest therein, and the inclusion of the securities in this report shall not be deemed an admission of beneficial ownership of all of the reported securities for purposes of Section 16 or for any other purpose. Also includes of 1,397 shares exercisable within 60 days of March 9, 2016 pursuant to an option to purchase 8,385 shares of common stock granted to Mr. Koh for service on our board of directors on February 10, 2016, which vests and becomes exercisable in twelve equal monthly installments beginning on March 10, 2016.

Equity Compensation Plan Information

        The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2015.

Plan category	Shares of common stock to be issued upon exercise of outstanding options (#)	Weighted-average exercise price of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders	1,748,877	$15.04	190,575	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,748,877	$15.04	190,575

(1)
Reflects shares of common stock available for future issuance under our 2014 Plan at December 31, 2015. In January 2016, our board of directors adopted our 2016 Plan, which was approved by our stockholders in February 2016. The 2016 Plan became effective on February 10, 2016. Accordingly, no additional stock awards will be granted under the 2014 Plan. As of March 17, 2016, 2,446,365 shares of common stock are available for issuance under our 2016 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Except as described below, there have been no transactions since January 1, 2015 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in "Executive Compensation" in Item 11 of this Annual Report.

Participation in our Initial Public Offering

        Certain of our significant stockholders and their affiliated entities purchased an aggregate of approximately $19 million in shares of our common stock in our initial public offering at the initial public offering price per share. Furthermore, our employees, directors and other persons associated with us purchased approximately $1 million in shares of our common stock in our initial public offering at the initial public offering price per share. The underwriting discount for the shares sold to such stockholders and our employees, directors and other persons associated with us in the offering will be the same as the underwriting discount for the shares sold to the public.

Consulting Agreement with Brian Kaspar

        In January 2014, we entered into a consulting agreement for scientific advisory services with Dr. Brian Kaspar, our Chief Scientific Officer, director and a beneficial owner of more than 5% of our capital stock. Under the agreement, Dr. Brian Kaspar received $7,500 per month in consulting fees. The consulting agreement terminated in January 2016 upon the effectiveness of Dr. Kaspar's employment agreement.

        In connection with his consulting agreement, in January 2014, we entered into a restricted stock purchase agreement, or the RSPA, with Dr. Brian Kaspar, pursuant to which Dr. Brian Kaspar purchased 2,334,391 shares of our common stock at a price per share of $0.00007, for a total purchase price of $169.16. The grant date fair value of this award was $3.5 million. Such shares were initially subject to vesting over a four year period. However, in connection with the employment agreement entered into in January 2016, the unvested shares were vested in full. All of our obligations under the RSPA, other than the indemnity agreement described below, terminated on January 1, 2016 upon the effectiveness of Dr. Kaspar's employment agreement.

        Under the RSPA we have agreed to indemnify Dr. Brian Kaspar against certain adverse tax events with respect to the shares of our common stock he purchased under the agreement. Dr. Brian Kaspar purchased the shares at a price of $0.00007 per share, which was the par value of the shares. Based on our estimate of the fair market value per share of our common stock as of the date of the RSPA of $1.51 per share, Dr. Brian Kaspar purchased these shares at a discount of $1.5144 per share. Therefore, we estimate that we are contractually obligated to indemnify Dr. Brian Kaspar for the tax and any related penalties he owes on the imputed income of $3.5 million, based on the difference between the fair market value of the restricted share grant and the purchase price paid. We estimate our total indemnity obligation will be approximately $4.1 million, including gross-up, interest and penalties.

Our Relationships with Nationwide Children's Hospital and Ohio State University

        Dr. Brian Kaspar is also a full-time employee of Nationwide Children's Hospital, or NCH. In October 2013, we entered into an exclusive license agreement, which we amended and restated in its entirety in January 2016, or the NCH License Agreement, with NCH as described more fully in "Business—Our Collaboration and License Agreements—Strategic Collaborators and Relationships—Nationwide Children's Hospital" in Item 1 of this Annual Report. Under the NCH License Agreement, we initially issued NCH 321,121 shares of our common stock in October 2013, and we have subsequently issued NCH an additional 121,289 shares of our common stock between October 2013 and May 2015 pursuant to our anti-dilution obligations under the agreement. With certain exceptions, we are also obligated to make up to $125,000 in development milestone based payments. Our payments to NCH totaled $150,000 in the aggregate in 2014 and 2015 in connection with amendments to the NCH License Agreement. The inventors of the licensed patents, including Dr. Brian Kaspar, are entitled to a certain share of the revenues received by NCH under the NCH License Agreement.

Private Placements of our Securities

Class C Preferred Stock Financing

        In August 2014, we entered into a Class C preferred stock purchase agreement, or the Class C purchase agreement, with Deerfield Private Design Fund III, L.P, or Deerfield, a beneficial owner of more than 5% of our capital stock, and Roche Finance Ltd, or Roche, a beneficial owner of more than 5% of our capital stock, pursuant to which we (i) issued and sold to Deerfield and Roche an aggregate of 1,135,084 shares of our Class C preferred stock at a purchase price of $3.96 per share for an aggregate purchase price of $4.5 million, and (ii) issued an additional 126,991 shares of Class C preferred stock to Deerfield pursuant to the conversion of the principal and accrued interest under the Deerfield Note at a conversion price of $3.96 per share. The Class C purchase agreement provided for additional shares of Class C preferred stock to be issued and sold to Deerfield and Roche upon the occurrence of a milestone event, defined in the Class C purchase agreement as the dosing of the sixth patient in the Phase 1 clinical trial of AVXS-101.

        In March 2015, in connection with achievement of this milestone event, we issued and sold an aggregate of 1,102,945 additional shares of our Class C preferred stock to Deerfield and Roche at a purchase price of $4.53 per share for an aggregate purchase price of $5.0 million.

        As described in "Board Composition" in Item 10 of this Annual Report, prior to the closing of our initial public offering in February 2016, Deerfield, as representative to the holders of our Class C preferred stock, had the right to designate two directors to our board. Deerfield designated Jonathan Leff, a partner of Deerfield Management Company, LP, which is associated with Deerfield, and Carole Nuechterlein, a deputy director and head of Roche Venture Fund, which is an affiliate of Roche. The following table sets forth the aggregate number of shares of Class C preferred stock issued to our related parties in this financing:

PARTICIPANTS	SHARES OF CLASS C PREFERRED STOCK
Deerfield	1,182,941
Roche	1,182,079

Class D Preferred Stock Financing

        In September 2015, we entered into a Class D preferred stock purchase agreement, or the Class D purchase agreement, pursuant to which (i) we issued and sold to investors, including certain existing investors, an aggregate of 3,093,092 shares of our Class D preferred stock at a purchase price of $21.01 per share, for aggregate proceeds of $65 million. As a result of this transaction, stockholders affiliated with T. Rowe Price and stockholders associated with Venrock Healthcare Capital Partners II, L.P., or Venrock, each became a beneficial owner of more than 5% of our capital stock. Bong Y. Koh, a member of our board of directors, is a general partner at Venrock.

        The following table sets forth the aggregate number of shares of Class D preferred stock issued to our related parties in this preferred stock financing:

PARTICIPANTS	SHARES OF CLASS D PREFERRED STOCK
Stockholders affiliated with T. Rowe Price	951,720
Deerfield(1)	117,996
Deerfield Special Situations Fund, L.P.(1).	117,998
Roche	163,139
Venrock(2)	223,880
VHCP Co-Investment Holdings II, LLC.(2)	90,779

(1)
Deerfield Special Situations Fund, L.P. is associated with Deerfield.

(2)
VHCP Co-Investment Holdings II, LLC is associated with Venrock.

Investor Rights Agreement

        In connection with our Class B preferred stock financing in March 2014 we entered into an investor rights agreement, which was (i) amended and restated in connection with our Class C preferred stock financing in August 2014, (ii) further amended and restated in April 2015 and (iii) amended and restated in connection with our Class D preferred stock financing in September 2015 and (iv) further amended effective as of October 2015. The third amended and restated investor rights agreement, as amended, contained voting rights, information rights, rights of co-sale, pro rata participation rights and registration rights, among other things, with certain holders of our capital stock. In addition, as described in "Board Composition" in Item 10 of this Annual Report, prior to the closing of our initial public offering in February 2016, the third amended and restated investor rights agreement, as amended, entitled certain holders of our capital stock to designate directors to our board. Pursuant to the terms of the agreement, each of these rights, with the exception of the registrations rights, terminated upon the closing of the initial public offering, except for the registration rights.

REGENXBIO Exclusive License Agreement

        In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc, as described more fully in "Business—Our Collaboration and License Agreements—Strategic Collaborators and Relationships—REGENXBIO" in Item 1 of this Annual Report. Venrock, a former beneficial owner of more than 5% of our capital stock, is a beneficial owner of more than 5% of the capital stock of REGENXBIO, as of December 31, 2015, and Deerfield, a beneficial owner of more than 5% of our capital stock, is a former beneficial owner of 5% of the capital stock of REGENXBIO. Our payments to ReGenX totaled $2.3 million through December 31, 2015, which includes $0.3 million in aggregate milestone payments.

Employment Agreements

        We have entered into employment-related agreements with our current and former executive officers, including Mr. Carbona. For more information regarding these agreements, see "Executive Compensation—Employment Agreements" and "Executive Compensation—Potential Payments Upon Termination or Change in Control" in Item 11 of this Annual Report.

Employment of Dr. Allan Kaspar

        Since July 2013, Sixeva, Inc., our wholly-owned subsidiary, and beginning in January 2014, we have employed Dr. Allan Kaspar, the brother of Dr. Brian Kaspar. Dr. Allan Kaspar is currently our Vice President, Research and Development. In 2014 and 2015, his compensation was $181,692 and $193,932, respectively. In addition, in 2014, we granted Dr. Allan Kaspar a stock option to purchase 82,800 shares of common stock, with a grant date fair value of $89,770.

Indemnification Agreements

        We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys' fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person's services as a director or executive officer.

Stock Option Grants to Executive Officers and Directors

        We have granted stock options to our named executive officer as more fully described in Item 11 of this Annual Report.

Policies and Procedures for Transactions with Related Persons

        We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

        Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

  •
  the risks, costs and benefits to us;

  •
  the impact on a director's independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

  •
  the availability of other sources for comparable services or products; and

  •
  the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

        The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Director Independence

        Applicable NASDAQ rules require a majority of a listed company's board of directors to be comprised of independent directors within one year of listing. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a listed company's audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, under applicable NASDAQ rules, a director will only qualify as an "independent director" if, in the opinion of the listed company's board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

        Our board of directors has determined that all of our directors, except Sean P. Nolan and Dr. Brian K. Kaspar, are independent directors, as defined under applicable NASDAQ rules. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. All members of our board committees are independent.

        There are no family relationships among any of our directors or executive officers.

Item 14.    Principal Accounting Fees and Services.

        The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2015 and 2014 by our independent registered public accounting firm, PricewaterhouseCoopers LLP. All such fees described below were approved by the audit committee.

	2015	2014
Audit fees	$979,000	$0
Audit-related fees	521,000	0
Tax fees	0	0
All other fees	289,000	0

Total fees	$1,789,000	$0

        Our audit committee has adopted a policy and procedures for the pre-approval of audit and, if applicable, non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. On a periodic basis, the independent registered public accounting firm reports to the audit committee on the status of actual costs for approved services against the approved amounts.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

Exhibit Index

Exhibit Number		Description of Exhibit
3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 17, 2016).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2016).

4.1		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 9, 2016).

4.2		Form of Warrant to purchase shares of Class B-2 Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on October 15, 2015).

10.1		Third Amended and Restated Investor Rights Agreement dated September 3, 2015 among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on October 15, 2015).

10.1.1		Amendment, Waiver and Joinder to Third Amended and Restated Investor Rights Agreement, effective as of October 13, 2015, among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.2	#	Amended and Restated 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.3	#	Form of Stock Incentive Award Agreement under 2014 Stock Plan, as amended to date (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.4	#	Form of Exercise Notice and Agreement under 2014 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.5	#	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.6	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.7	#	Non-Employee Directors' Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.8	†	License Agreement dated March 21, 2014 between the Registrant and REGENXBIO Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.9	†	License Agreement dated May 29, 2015 between the Registrant and Asklepios BioPharmaceutical, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on January 15, 2016).

Exhibit Number		Description of Exhibit
10.10	†	Amended and Restated Exclusive License Agreement dated January 13, 2016 between the Registrant and Nationwide Children's Hospital (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.11		Office Lease dated July 21, 2015 between the Registrant and Wanxiang Bannockburg, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.12		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.13	#	Executive Employment Agreement dated August 7, 2014 between the Registrant and John Carbona (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.14	#	Severance Benefits Agreement dated April 30, 2015 between the Registrant and John A. Carbona (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.15	#	Employment Agreement dated June 8, 2015 between the Registrant and Sean Nolan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.16	#	Consulting Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.17	#	Restricted Stock Purchase Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.18	#	Employment Agreement dated January 1, 2016 by and between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.19	#	Employment Agreement dated July 24, 2015 by and between the Registrant and Thomas J. Dee (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.20	#	Employment Agreement dated August 7, 2015 by and between the Registrant and Sukumar Nagendran (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on January 15, 2016).

21.1		List of subsidiaries of the Registrant.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Indicates management contract or compensatory plan.

†
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

*
These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEXIS, INC.
By:	/s/ SEAN P. NOLAN Sean P. Nolan President and Chief Executive Officer
Date: March 18, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SEAN P. NOLAN Sean P. Nolan	President, Chief Executive Officer and Director (principal executive officer)	March 18, 2016
/s/ THOMAS J. DEE Thomas J. Dee	Chief Financial Officer (principal financial officer and principal accounting officer)	March 18, 2016
/s/ BRIAN K. KASPAR Brian K. Kaspar	Chief Scientific Officer and Director	March 18, 2016
/s/ DANIEL WELCH Daniel Welch	Chairman of the Board of Directors	March 18, 2016
/s/ TERRENCE C. KEARNEY Terrence C. Kearney	Director	March 18, 2016
/s/ PAUL B. MANNING Paul B. Manning	Director	March 18, 2016
/s/ JONATHAN LEFF Jonathan Leff	Director	March 18, 2016

Name	Title	Date

/s/ CAROLE NUECHTERLEIN Carole Nuechterlein	Director	March 18, 2016
/s/ BONG Y. KOH Bong Y. Koh	Director	March 18, 2016
/s/ FRANK VERWIEL Frank Verwiel	Director	March 18, 2016

Exhibit Index

Exhibit Number		Description of Exhibit
3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 17, 2016).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2016).

4.1		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 9, 2016).

4.2		Form of Warrant to purchase shares of Class B-2 Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on October 15, 2015).

10.1		Third Amended and Restated Investor Rights Agreement dated September 3, 2015 among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on October 15, 2015).

10.1.1		Amendment, Waiver and Joinder to Third Amended and Restated Investor Rights Agreement, effective as of October 13, 2015, among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.2	#	Amended and Restated 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.3	#	Form of Stock Incentive Award Agreement under 2014 Stock Plan, as amended to date (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.4	#	Form of Exercise Notice and Agreement under 2014 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.5	#	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.6	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.7	#	Non-Employee Directors' Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.8	†	License Agreement dated March 21, 2014 between the Registrant and REGENXBIO Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.9	†	License Agreement dated May 29, 2015 between the Registrant and Asklepios BioPharmaceutical, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.10	†	Amended and Restated Exclusive License Agreement dated January 13, 2016 between the Registrant and Nationwide Children's Hospital (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on January 15, 2016).

Exhibit Number		Description of Exhibit
10.11		Office Lease dated July 21, 2015 between the Registrant and Wanxiang Bannockburg, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.12		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 1, 2016).

10.13	#	Executive Employment Agreement dated August 7, 2014 between the Registrant and John Carbona (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.14	#	Severance Benefits Agreement dated April 30, 2015 between the Registrant and John A. Carbona (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.15	#	Employment Agreement dated June 8, 2015 between the Registrant and Sean Nolan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.16	#	Consulting Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.17	#	Restricted Stock Purchase Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.18	#	Employment Agreement dated January 1, 2016 by and between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.19	#	Employment Agreement dated July 24, 2015 by and between the Registrant and Thomas J. Dee (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on January 15, 2016).

10.20	#	Employment Agreement dated August 7, 2015 by and between the Registrant and Sukumar Nagendran (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on January 15, 2016).

21.1		List of subsidiaries of the Registrant.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Indicates management contract or compensatory plan.

†
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

*
These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities

  Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.