Form 10-Q
period 2016-03-31
AveXis, Inc.
filed 2016-05-13
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37693

AveXis, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1038273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2275 Half Day Rd, Suite 160

Bannockburn, Illinois 60015

(Address of principal executive offices, including zip code)

(847) 572-8280

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☐

As of May 12, 2016, there were 23,013,838 shares of the registrant’s common stock outstanding.

AveXis, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AveXis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$148,237,433	$62,251,860
Prepaid expenses and other current assets	1,461,287	909,629
Total current assets	149,698,720	63,161,489
Property and equipment, net	5,944,656	235,590
Other long-term assets	400,134	1,687,212
Total assets	$156,043,510	$65,084,291

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,852,827	$359,787
Accrued expenses	2,806,316	2,437,017
Accrued indemnification obligation	4,080,500	4,080,500
Total current liabilities	9,739,643	6,877,304
Total liabilities	$9,739,643	$6,877,304

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Balance Sheets (continued)
(unaudited)

	March 31, 2016	December 31, 2015
Commitments and contingencies (Note 10)
Redeemable common stock; par value $0.0001 per share, no shares issued and outstanding at March 31, 2016; 456,043 shares issued and outstanding at December 31, 2015	$—	$1,032,909
Stockholders’ equity:
Class D preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at March 31, 2016; 3,105,000 shares authorized, 3,093,092 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $64,999,782)	—	309
Class C preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at March 31, 2016; 2,365,020 shares authorized, issued and outstanding at December 31, 2015 (aggregate liquidation preference of $5,003,492)	—	237
Class B-2 preferred stock; par value $0.0001 per share, 326,557 shares authorized, and no shares issued and outstanding at March 31, 2016 and at December 31, 2015	—	—
Class B-1 preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at March 31, 2016; 3,278,938 shares authorized, 3,237,528 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $8,000,003)	—	324
Undesignated preferred stock; par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2016; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2015	—	—
Common stock; par value $0.0001 per share, 100,000,000 shares authorized, 23,013,838 shares issued and outstanding at March 31, 2016; 22,080,000 shares authorized, 6,817,093 shares issued and outstanding at December 31, 2015	2,301	682
Additional paid-in capital	225,688,193	115,723,046
Accumulated deficit	(79,386,627)	(58,550,520)
Total stockholders’ equity	$146,303,867	$57,174,078
Total liabilities, redeemable common stock and stockholders’ equity	$156,043,510	$65,084,291

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$—
Operating expenses:
General and administrative	4,823,913	642,634
Research and development	16,065,089	4,812,025
Total operating expenses	20,889,002	5,454,659
Loss from operations	(20,889,002)	(5,454,659)
Interest income	52,895	1,455

Net loss and comprehensive loss	$(20,836,107)	$(5,453,204)
Basic and diluted net loss per common share	$(1.24)	$(0.79)
Weighted-average basic and diluted common shares outstanding	16,774,718	6,895,185

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(20,836,107)	$(5,453,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,045	1,350
Stock-based compensation	13,543,547	95,230
Stock-based third-party research and development	—	4,067,201
Non-cash research and development	—	412,554
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(420,180)	(39,749)
Other long-term assets	(731,663)	—
Accounts payable	580,688	236,691
Accrued expenses	169,971	(138,569)
Net cash used in operating activities	(7,682,699)	(818,496)
Cash flows from investing activities
Capital expenditures	(3,659,718)	(4,803)
Net cash used in investing activities	(3,659,718)	(4,803)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	98,169,703	—
Payments of deferred offering costs	(883,713)
Proceeds for issuance of Class C common stock	—	5,000,020
Proceeds from exercise of stock warrants	42,000	—
Net cash provided by financing activities	97,327,990	5,000,020
Net increase in cash and cash equivalents	85,985,573	4,176,721
Cash and cash equivalents, beginning of period	62,251,860	3,119,713
Cash and cash equivalents, end of period	$148,237,433	$7,296,434
Supplemental cash flow information
Cash paid for interest	—	275
Purchases of property and equipment in accounts payable and accrued liabilities	2,060,392	—
Deferred offering costs recorded in accounts payable and accrued liabilities	290,848	—

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Background

AveXis, Inc. was formed on March 8, 2010 in the state of Delaware as Biolife Cell Bank, LLC. In January 2012, the Company converted from a limited liability company to a corporation, Biolife Cell Bank, Inc. In January 2014, the Company amended and restated its Certificate of Incorporation to change its name to AveXis, Inc. (“AveXis” or “the Company”).

The Company is a clinical-stage gene therapy company dedicated to developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. The Company’s initial product candidate, AVXS-101, is a gene therapy product candidate currently in a Phase 1 clinical trial for the treatment of spinal muscular atrophy (“SMA”), Type 1, the leading genetic cause of infant mortality.

Initial Public Offering

On February 17, 2016, the Company completed an initial public offering (“IPO”), which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88,350,000 after deducting underwriting discounts and other estimated offering costs. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock, 2,365,020 shares of Class C preferred stock and 3,105,000 of Class D preferred stock were automatically converted into shares of the Company’s common stock.

On March 3, 2016, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company’s common stock at the initial public offering price of $20.00 per share, less underwriting discounts, resulting in net proceeds of approximately $9,800,000.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2015 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015 (“Annual Report”), but does not include all disclosures required by accounting principles generally accepted in the United States.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2016, as compared with the significant accounting policies described in the Company’s Annual Report.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.

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

Additionally, the Company effected a stock split whereby each outstanding share of common stock and Class B-1, B-2, C and D preferred stock was converted into 1.38 shares of common stock and Class B-1, B-2, C and D preferred stock, respectively.  All share and per share information presented in these condensed consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the stock split.

Fifth Amended and Restated Certificate of Incorporation

On February 17, 2016, the Company amended its certificate of incorporation such that the total authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The ASU will be effective for the first annual period ending after December 15, 2016.  The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires the Company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under the ASU, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. The ASU is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company has determined that adopting this ASU will not have a material effect on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). The guidance requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company has determined that adopting this ASU will not have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides clarification regarding the guidance surrounding consolidation of certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company has determined that adopting this ASU will not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) No. 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The Company is evaluating the adoption of ASU 2016-09, but has not determined the effects it may have on the Company’s consolidated financial statements.

3. Collaboration and License Agreements

Nationwide Children’s Hospital

In October 2013 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “Nationwide License”), which agreement was amended and restated in its entirety (the “Amended and Restated Nationwide License”) on January 13, 2016 (the “Amended and Restated Nationwide License Effective Date”), with Nationwide Children’s Hospital (“NCH”). Under the terms of the agreement, NCH granted the Company an exclusive, non-transferable, worldwide license to certain patents held by NCH for the therapy and treatment of SMA. The Company was also provided a license to the Investigational New Drug application (“IND”) for AVXS-101 (the “Product Candidate”) and was provided the right to become sponsor of the IND after completion of the Phase 1 clinical trial. On October 14, 2015, the Company exercised the option and, as of November 6, 2015, the Company became the sponsor of the IND. Additionally, the Company was provided the U.S. marketing rights to the product upon receipt of regulatory approval.

The Company is responsible for all clinical trial costs incurred by NCH that are not covered by third party research grants and the Company committed to spend not less than $9,400,000 for the development of the Product Candidate during the first eight years of the Nationwide License.  As of March 31, 2016, this obligation was achieved, and was acknowledged by NCH to have been achieved as of the date of the Amended and Restated Nationwide License.

As consideration for the Nationwide License, on the Effective Date, the Company agreed to issue 331,053 shares of its common stock to NCH (the “Up-front Shares”), which represented 3% of the Company’s outstanding capital stock on a fully-diluted basis. Additionally, the Company agreed to make certain future milestone payments totaling $125,000 upon achievement of certain regulatory milestones and agreed to reimburse NCH, upon the successful completion of an additional financing round, the amount of $83,163 to cover past patent costs and expenses incurred by NCH prior to the Effective Date.

The Nationwide License provided that for the 30 day period immediately following FDA approval of the Biologics License Application (“BLA”), NCH had the option (if it owns at least 50% of the shares issued to it pursuant to the agreement) to sell all, but not less than all, of the Up-front Shares back to the Company at a per share price equal to two times the price per share of preferred stock sold by the Company in its Class B Financing ($2.47 per share), with such consideration to be paid by the Company in four equal quarterly installments (the “Royalty Option”).The Royalty Option expired upon the effectiveness of the Amended and Restated Nationwide Agreement. Accordingly, NCH no longer has the right to sell the Up-front Shares issued upon the Effective Date of the original NCH License back to the Company under any circumstances.  Prior to the expiration of the Royalty Option, because NCH could require the Company to repurchase the Up-front Shares upon exercise of the Royalty Option, the fair value of the Up-front Shares as of the Effective Date of the Nationwide License was reflected as redeemable common stock on the Company’s consolidated balance sheet as of December 31, 2015.

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

In addition to the above, the Nationwide License granted NCH anti-dilution protection on its 3% equity ownership of the Company’s outstanding capital stock on a fully-diluted basis until such time that the Company achieved a $50,000,000 market capitalization, and required that the Company file a registration statement for an initial public offering of its common stock within ninety days of the Effective Date. Failure to do so would constitute a material breach of the agreement and would allow NCH to terminate the Nationwide License.

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

In March 2015, the Company issued an additional 34,463 common shares to NCH, and in May 2015, the Company issued an additional 3,802 common shares to NCH in each case pursuant to the anti-dilution provisions of the Nationwide License. The Company recognized additional research and development expense of $473,164 in its consolidated financial statements for the year ended December 31, 2015, representing the fair value of the additional common shares that were granted. NCH’s anti-dilution protection right expired on May 29, 2015 upon achievement by the Company of a $100,000,000 market capitalization.

On April 23, 2015, the Nationwide License was again amended to further extend the filing deadline for a registration statement to December 31, 2015 in exchange for a $100,000 payment by the Company to NCH. Such amount is included in research and development expense for the year ended December 31, 2015.

On October 14, 2015, the Company and NCH entered into an amendment to the Nationwide License. The amendment permits the Company to submit to the FDA for the transfer of the IND and associated regulatory filing to the Company and for the Company to become the sponsor of such IND. Contemporaneous with the execution of this amendment, the Company and NCH submitted the requisite documents to the FDA to initiate the transfer process. On November 6, 2015, the FDA approved the Company’s sponsorship of such IND.

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

REGENXBIO Inc. License

On March 21, 2014, the Company entered into a License Agreement (the “ReGenX License”) with ReGenX Biosciences, LLC, predecessor to REGENXBIO Inc. (“ReGenX”). Under the terms of the agreement, ReGenX granted the Company an exclusive, non-transferable, worldwide license to utilize ReGenX’s proprietary adeno-associated virus (“AAV”) gene delivery platform for the treatment of SMA, by in vivo gene therapy, using ReGenX’s AAV9 gene delivery vector.

As consideration for the ReGenX License, the Company agreed to make a $2,000,000 up-front payment (the “ReGenX Up-front Payment”). $1,000,000 of such amount was paid in March 2014 and the remaining $1,000,000 was paid by June 30, 2014. Additionally, the Company agreed to pay potential future milestones aggregating $12,250,000, and a mid-single to low-double digit royalty on net sales, if any, of the Company’s Product Candidate, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees the Company receives from sublicenses of the licensed intellectual property rights.

The Company also agreed to pay an annual maintenance fee on each anniversary of the effective date of the ReGenX License. Annual maintenance fee of $12,500 are included in research and development expenses for the three months ended March 31, 2016.

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

The ReGenX License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the ReGenX License at any time upon a specified period notice and ReGenX may terminate upon the breach or insolvency of the Company, if the Company is greater than a specified number of days late in paying money due under the agreement or if the Company, its affiliates, or sublicensees challenges the ReGenX patents subject to the ReGenX License. Either party may terminate the ReGenX License for material breach if such breach is not cured within a specified number of days.

Asklepios Biopharmaceutical, Inc. License

On May 29, 2015, the Company and Asklepios Biopharmaceutical, Inc. (“AskBio”) entered into a Non-Exclusive License Agreement (the “AskBio License”). Under the terms of the AskBio License, AskBio granted the Company a non-exclusive, non-transferable, worldwide license to certain patents and know how held by AskBio.

As consideration for the AskBio License, the Company agreed to make a $1,000,000 up-front payment (the “AskBio Up-front Payment”), with $300,000 of such amount payable within thirty days of the effective date of the AskBio License, $300,000 payable within thirty days following the dosing of the first patient in the ongoing Phase 1 clinical trial of the Product Candidate and $400,000 payable upon the dosing of the ninth patient in the clinical trial, as well as potential future milestone payments aggregating $9,600,000, and a tiered royalty on net sales, if any, of the Company’s Product Candidate, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event the Company exercises its option to make a specified one-time royalty option fee payment to AskBio. The Company must also pay AskBio a low double digit percentage of all consideration the Company receives from any sublicense of the licensed technology.

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

Annual maintenance fees of $12,500 are included in research and development expense for the three months ended March 31, 2016.

The AskBio License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the AskBio License at any time upon six months’ notice and AskBio may terminate upon the breach or insolvency of the Company.

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

4. Property and Equipment, Net

Property and equipment, net, consists of the following:

	March 31, 2016	December 31, 2015
Office furniture and equipment	$350,637	$252,514
Construction in progress	5,621,988	—
Property and equipment, gross	5,972,625	252,514
Less: accumulated depreciation	(27,969)	(16,924)
Property and equipment, net	$5,944,656	$235,590

Depreciation expense was $11,045 and $1,350 for the three months ended March 31, 2016 and 2015, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015

Accrued manufacturing development costs	$892,756	$513,606
Accrued payroll, bonus and deferred compensation	794,676	761,556
Accrued professional fees	395,759	348,165
Accrued issuance costs for planned initial public offering	290,848	371,043
Accrued employee expenses	102,536	—
Accrued clinical trial costs	103,093	93,621
Accrued license maintenance fees	43,311	68,311
Accrued severance	—	153,846
Other	183,337	126,869
Accrued Expenses	$2,806,316	$2,437,017

6. Accrued Indemnification Obligation

In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of its Board of Directors pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company. In connection with the restricted stock purchase agreement, the Company agreed to indemnify this consultant for any taxes, interest, fines, penalties or other costs and expenses that the consultant may incur in the future should the Internal Revenue Service (“IRS”) succeed in a tax determination that the stock price paid by consultant (which was par value) was lower than the fair market value of the stock on the date of grant. The indemnification term is in effect for six years after the due date of the tax return for the year in which the stock was issued (April 15, 2021).

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2014, the Company determined that the per share fair value of the Company’s common stock on January 28, 2014, the grant date, was $1.51.

As a result, the Company intends to issue the consultant an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3,535,419. Due to the indemnity obligation contained in the consultant’s restricted stock purchase agreement, the Company will ultimately be required to reimburse the consultant for the taxes he will pay following receipt of the amended Form 1099 and the amendment of the consultant’s 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2015 and March 31, 2016.

Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by the consultant on the indemnity payment.

As a result, the Company has accrued $4,080,500 at March 31, 2016 and December 31, 2015, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to the consultant.

7. Stock-Based Compensation

In May 2014, the Company’s Board of Directors adopted the 2014 Stock Plan (the “2014 Plan”), and in January 2016 the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan” and, together with the 2014 Plan, the “Plans”). The 2016 Plan became effective on February 10, 2016, or the IPO Date. On and after the IPO Date, no additional stock awards will be granted under the 2014 Plan. The Board may amend or suspend the 2016 Plan at any time, although no such action may materially impair the rights under any then-outstanding award without the holder’s consent. The Company will obtain stockholder approval for any amendments to the 2016 Plan as required by law. No incentive stock options may be granted under the 2016 Plan after the tenth anniversary of the effective date of the 2016 Plan. Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2016 Plan is 4,339,451 shares, which is the sum of (1) 2,400,000 new shares, plus (2) the number of shares reserved for issuance under the 2014 Plan on the IPO Date, plus (3) any shares subject to outstanding stock awards that would have otherwise been returned to the 2014 Plan. Additionally, the number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and continuing through and including January 1, 2026, by 4.0% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2016 Plan is 8,678,902 shares.

The following table summarizes stock option activity under the Plans for the three months ended March 31, 2016:

		Weighted	Weighted Average
	Number of Shares	Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2015	1,748,877	$15.04	9.38	$8,224,947
Granted	338,740	$19.27
Exercised	—	$—
Cancelled or forfeited	—	$—
Outstanding at March 31, 2016	2,087,617	$15.72	9.25	$24,058,862
Exercisable at March 31, 2016	173,521	$2.92	8.93	$4,922,093
Exercisable and expected to vest at March 31, 2016	2,037,937	$16.04	9.25	$22,828,336

(a)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016 and 2015, there were no stock options exercised.

As of March 31, 2016 and December 31, 2015, there was $14,228,435 and $12,942,684, respectively, of unrecognized stock-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.5 and 1.9 years, respectively.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards under the Plans in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$1,089,580	$42,942
General and administrative	2,083,205	52,288
	$3,172,785	$95,230

Stock Options Granted to Employees

The weighted-average grant date fair value of options granted during the three months ended March 31, 2016 and 2015 was $11.16 and $1.47, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	90.00%	86.94%
Risk-free interest rate	1.57%	1.16%
Expected terms (in years)	6.08	4.19
Expected dividend yield	0.00%	0.00%

Valuation of Common Stock.

Prior to the IPO, the Company estimated the fair value of common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the AICPA Practice Guide, with the assistance of independent third party valuations, and are approved by the Company’s Board of Directors.

Prior to the IPO, the Company’s valuations of its common stock as of October 9, 2013, January 28, 2014, March 7, 2014, March 31, 2014, June 30, 2014, August 11, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 were based on a number of objective and subjective factors, including external market conditions affecting the Company’s industry sector, the prices at which the Company sold shares of its common and preferred stock, and the likelihood of achieving a liquidity event such as an initial public offering. Refer to the Annual Report for details of each valuation.

Restricted Stock Granted to Non-Employees

In January 2014, the Company issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar pursuant to a consulting agreement for scientific advisory services. Of these shares, 583,597 common shares were vested at the time of grant and the remaining restricted shares are scheduled to vest in the amount of 25% per year on the second, third and fourth anniversary of the grant date pursuant to a restricted stock purchase agreement, which became effective upon the effectiveness of the consulting agreement.

In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar’s 1,759,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting in full of the remainder of this award in January 2016 the Company recorded $10,370,762 for the three months ended March 31, 2016 to research and development expense as compared to $4,036,564 recognized related to the grant for the three months ended March, 31, 2015.

8. Net Loss Per Common Share

Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses. For the three months ended March 31, 2016  and 2015, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Stock options issued and outstanding	2,087,617	455,400
Stock warrants	310,220	163,273
Unvested restricted common stock	—	1,750,794
	2,397,837	2,369,467

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(20,836,107)	$(5,453,204)

Denominator:
Weighted-average basic and diluted common shares	16,774,718	6,895,185
Basic and diluted net loss per common share from continuing operations	$(1.24)	$(0.79)

9. Separation Agreement

On April 22, 2015, the Company’s prior chief executive officer (the “Prior CEO”), ceased to be an employee of the Company. In connection with the termination of his employment, the Company agreed to pay the Prior CEO the amount of $535,000, consisting of a $500,000 severance benefit (the “Severance”) and $35,000 of accrued and unused vacation (the “Vacation Pay”).

The Severance is to be paid over a 12-month period in equal monthly installments. However, under the terms of the separation agreement, in the event the Prior CEO were to resign, or be removed from, his service on the Company’s Board, then (i) 50% of the then unpaid portion of Severance due to the Prior CEO would be paid to him in a lump sum within 30 days from the termination of his service on the Board and (ii) the remaining 50% of the unpaid Severance due to the Prior CEO would be paid in equal installments over the lesser of (a) six months or (b) the remainder of the original 12-month period. The Vacation Pay was paid in a lump sum in May 2015. In June 2015, the Prior CEO’s service on the Board terminated.

In connection with the transactions described above, the Company recorded a charge of $535,000 in its consolidated statements of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense in the consolidated statement of operations.

Additionally, the Company agreed to fully accelerate the vesting of 53,820 unvested stock options held by the Prior CEO at the time of the termination of his employment. The Company determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, the Company recognized the incremental fair value of the awards as of the modification date and recognized the amount immediately since the awards did not require further service. In connection with this modification, the Company recorded a charge of $503,502 in its consolidated statement of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense. At December 31, 2015, the Company had $153,846 related to the Severance recorded as an accrued liability, which was paid in the first quarter of 2016.

10. Commitments and Contingencies

Operating Lease

In March 2016, the Company entered into a lease agreement, which expires in September 2026, for approximately 48,529 square feet of warehouse and office space Libertyville, Illinois. A portion of the warehouse space will house the Company’s manufacturing operation. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides the Company with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

Future minimum lease payments are as follows:

Year ending December 31,
2016	$252,007
2017	258,307
2018	264,765
Thereafter	2,024,919
Total	$2,799,998

License Agreements

See Note 3 for information regarding licenses entered into by the Company.  These agreements may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales, if any, of the Product Candidate.

Guarantees and Indemnifications

The Company has accrued $4,080,500 at March 31, 2016 and December 31, 2015, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to a former consultant pursuant to a tax indemnification granted to such consultant in connection with a restricted common stock grant.

Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of March 31, 2016 and December 31, 2015, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

11. Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our net operating losses. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”), our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Quarterly Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward looking statements include, without limitation, statements about the following:

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

•                  our and our licensors’ ability to protect and enforce our intellectual property protection for AVXS-101, and the scope of such protection;

•                  our financial performance;

•                  the development of and projections relating to our competitors or our industry;

•                  the impact of laws and regulations; and

•                  our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

You should refer to “Item 1A. Risk Factors” in our Annual Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

In our ongoing, fully enrolled, Phase 1 clinical trial, we have treated 15 SMA Type 1 patients, divided into two dosing cohorts, as of March 31, 2016, and have observed a favorable safety profile that is generally well-tolerated and have also observed preliminary signs of improved motor function. The U.S. Food and Drug Administration, or FDA, has granted AVXS-101 orphan drug designation for the treatment of all types of SMA and fast track designation for the treatment of SMA Type 1. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases. Below is a summary of the preliminary results of our ongoing Phase 1 trial as of April 1, 2016:

•                  AVXS-101 appears to have a favorable safety profile and to be generally well tolerated in patients studied. As of April 1, 2016, there has been a total of 74 adverse events, or AEs, reported, 22 of which were determined to be serious adverse events, or SAEs. Two of the 22 were deemed treatment-related and, as previously reported, those SAEs were clinically asymptomatic liver enzyme elevations. Of the 52 non-serious AEs, three were treatment-related elevations in liver enzymes experienced by two patients. All elevated liver enzyme AEs and SAEs were resolved with prednisolone treatment. Other non-treatment-related AEs were expected and were associated with SMA.

•                  No patients in either of the two dosing cohorts have experienced an “event,” defined as death or until a patient requires at least 16 hours per day of ventilation support for breathing for 14 consecutive days in the absence of an acute reversible illness, or perioperatively. The median event-free age of all 15 patients was 14.9 months, and the median event-free age of patients in the first, low-dose cohort, or Cohort 1, was 25.7 months and in the second, proposed therapeutic-dose cohort, or Cohort 2, was 11.7 months.  Based on an independent, peer-reviewed natural history study of SMA Type 1 conducted by the Pediatric Neuromuscular Research Network for SMA and published in Neurology in 2014, or the Finkel Study, the natural history of the disease indicates that 25 percent of untreated SMA Type 1 patients survive event-free at 13.6 months of age and that 8 percent survive event-free at 20 months of age.

•                  Mean increases of 8.7 points and 19.2 points in CHOP-INTEND scores were observed in Cohort 1 and Cohort 2, respectively.  Nine out of 12 patients (75 percent) and 7 out of 12 patients (58 percent) in Cohort 2 have achieved CHOP-INTEND scores of at least 40 points or 50 points, respectively, and two patients have achieved the maximum CHOP-INTEND score of 64. A score of 60 is considered normal. The Children’s Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP-INTEND, is a test developed to measure motor skills of patients with SMA Type 1.

•                  The natural history of SMA Type 1 indicates that bulbar weakness leads to impaired swallowing, malnutrition and growth failure. Based on an independent, peer-reviewed natural history study on SMA Types 1 and 2 published by the Journal of Child Neurology in 2012, the median age to growth failure for patients with SMA Type 1 is 7 months of age.  Based on the Finkel Study, the median age to nutritional support of patients with SMA Type 1 is 8 months of age (with an interquartile range of 6-13 months). Of the seven patients in the ongoing trial who did not require feeding support before treatment—all of whom are in Cohort 2—all seven, or 100%, continued without feeding support as of April 1, 2016. Five patients in Cohort 2 had gastric feeding tube placement prior to gene therapy, and one patient in Cohort 2 who had gastric feeding tube placement prior to gene transfer is also feeding orally.

•                  The natural history of SMA Type 1 indicates that bulbar muscle weakness, skeletal muscle weakness in the neck and intercostal muscle weakness lead to respiratory impairment, poor clearance of airway secretions, risk of aspiration and recurrent infections leading to death or permanent ventilation. Based on the Finkel Study, the median age to permanent ventilation or death is 10.5 months (with an interquartile range of 8.1-13.6 months), and by 13.6 months of age, only 25 percent of SMA Type 1 patients are alive and free of permanent ventilation. In the ongoing trial, eight of 10, or 80%, of the patients that did not use biphasic/bi-level ventilation, or BiPAP, support before gene therapy continued without any ventilation support as of April 1, 2016 (the two exceptions being patients who were using BiPAP support to assist recovery after severe illness/hospitalizations).

Prior to our initial public offering in February 2016, we financed our operations primarily through private placements of convertible debt and equity securities. From our inception through December 31, 2015, we had raised an aggregate of $81.5 million from private placements of convertible debt and equity securities. In February 2016, we received an aggregate of $95.0 million in gross proceeds from the sale of 4,750,000 shares of common stock in our initial public offering, and in March 2016, we received an aggregate of $10.6 million in gross proceeds from the sale of 527,941 shares of common stock upon the exercise of the over-allotment option we granted to the underwriters in the initial public offering. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2016 and continue to incur net operating losses for the foreseeable future. As of March 31, 2016, we had an accumulated deficit of $79.4 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel. In addition, we expect to incur additional costs associated with operating as a public company.

Licensing Agreements

To date, we have entered into three license agreements relating to the development of AVXS-101.

Nationwide Children’s Hospital

In October 2013, we entered into an exclusive, worldwide license agreement with Nationwide Children’s Hospital, or NCH, under certain patent applications, and a non-exclusive license under certain technical information, for the use of its scAAV9 technology for the treatment of SMA, of all types, or the NCH License. In January 2016, we amended and restated the NCH License in its entirety.  Under the NCH License, we initially issued NCH and The Ohio State University, or OSU, 331,053 shares of common stock. Until May 2015, when we had reached a market capitalization of $100 million, we were obligated to issue additional shares to NCH and OSU from time to time to maintain a 3% ownership of the company on a fully-diluted basis. We issued an aggregate of 124,990 additional shares of common stock between October 2013 and May 2015 pursuant to these anti-dilution obligations. With certain exceptions, we are required to make up to $0.1 million in development milestone based payments to NCH. In addition, we are responsible for all clinical trial costs that are not covered by grants or certain other sources.

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

REGENXBIO Inc.

In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc., under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX License. Under the ReGenX License, we paid ReGenX an initial licensing fee of $2.0 million. We are also required to pay ReGenX annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX License, or ReGenX licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of March 31, 2016, we have paid $2.3 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio’s self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1 million, payable across stipulated milestones. We are also required to pay, ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low double digit percentage of all consideration we receive from any sublicense of the licensed technology. Through March 31, 2016, we have paid the $1.0 million upfront license fee owed under the AskBio License.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in our consolidated financial statements appearing in our Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

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

The following summarizes the assumptions we used to estimate the fair value of stock options that we granted for the period indicated:

	Three Months Ended March 31,
	2016	2015
Expected volatility	90.00%	86.94%
Risk-free interest rate	1.57%	1.16%
Expected terms (in years)	6.08	4.19
Expected dividend yield	0.00%	0.00%

In addition to stock options and stock warrants, we have also incurred stock-based compensation expense in connection with other equity transactions involving employees and directors.

In January 2014, we issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar, a director of the company, pursuant to a consulting agreement for scientific advisory services to be performed by Dr. Kaspar. Of these shares, 583,597 shares were vested at the time of grant. The remaining shares vested in full on January 1, 2016 upon the effectiveness of Dr. Kaspar’s employment agreement. The non-vested shares under the award were revalued each period until they vested. Compensation expense is recorded utilizing the Graded Vesting Attribution Method. The award had a grant date fair value of $3.5 million. As a result of the vesting in full of the 1,759,794 unvested shares, we recorded $10.4 million for the three months ended March 31, 2016 to research and development expense, as compared to $4.0 million for the three months ended March 31, 2015 related to the grant.

In addition, under the restricted stock purchase agreement, or RSPA, we are obligated to indemnify Dr. Kaspar against certain adverse tax events with respect to the shares of our common stock he purchased under the agreement, and such obligation survived the termination of the RSPA effective January 1, 2016. Dr. Kaspar purchased the shares at a price of $0.00007 per share, which was the par value of the shares. Based on our estimate of the fair market value per share of our common stock as of the date of the RSPA of $1.51 per share, Dr. Kaspar purchased these shares at a discount of $1.5144 per share. Therefore, we estimate that we are contractually obligated to indemnify Dr. Kaspar for the tax he owes on the imputed income of $3.5 million, based on the difference between the fair market value of the restricted share grant and the purchase price paid. We estimate our total indemnity obligation will be approximately $4.1 million, including gross-up, interest and penalties. As a result, we have accrued $4.1 million at December 31, 2015 and March 31, 2016, representing our best estimate of the ultimate tax indemnification. We expect to pay this amount in 2016.

The table below summarizes the stock-based compensation expense recognized in our statements of operations by type:

	Three Months Ended March 31,
	2016	2015
Stock option grants	$13,543,547	$95,230
Restricted stock grant to consultant	—	4,036,564
Warrants issued to consultant	—	30,637
	$13,543,547	$4,162,431

The table below summarizes the stock-based compensation expense recognized in our statements of operations by classification:

	Three Months Ended March 31,
	2016	2015
Research and development	$11,460,342	$4,110,163
General and administrative	2,083,205	52,288
	$13,543,547	$4,162,451

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

To estimate the fair value of our common stock before the commencement of public trading of our common stock, valuation estimates were prepared by management, and provided to our board of directors, in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the AICPA Practice Guide), as well as independent third-party valuations. These valuations were based on a number of objective and subjective factors, including external market conditions affecting our industry sector, the prices at which we sold shares of common stock, and the likelihood of achieving a liquidity event, such as an initial public offering. For more information regarding these valuations, see our Annual Report.

Utilization of Net Operating Loss Carryforwards

As of December 31, 2015, we had federal net operating loss, or NOL, carryforwards of $23.7 million, which may be available to offset future income tax liabilities and expire at various dates through 2034. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, the NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future. If we experience such an ownership change in connection with our previous offerings, including our initial public offering, or future offerings, the tax benefits related to the NOL carryforwards may be further limited or lost.

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOLs. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.

Emerging Growth Company Status

Under Section 107(b) of the JOBS Act, an “emerging growth company,” or EGC, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; December 31, 2021; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”).

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The ASU will be effective for the first annual period ending after December 15, 2016.  We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires the Company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under the ASU, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. The ASU is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We have determined that adopting this ASU will not have a material effect on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). The guidance requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. We have determined that adopting this ASU will not have a material effect on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides clarification regarding the guidance surrounding consolidation of certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. We have determined that adopting this ASU will not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASC No. 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.  We are evaluating the adoption of ASC 842, but have not determined the effects it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires us to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the adoption of ASU 2016-09, but have not determined the effects it may have on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the dollar increase or decrease in those items:

	Three Months Ended March 31,		Period-to- Period
	2016	2015	Change
Revenue	$—	$—	$—
Operating Expenses:
General and administrative	4,823,913	642,634	4,181,279
Research and development	16,065,089	4,812,025	11,253,064
Total operating expenses	20,889,002	5,454,659	15,434,343
Loss from operations	(20,889,002)	(5,454,659)	(15,434,343)
Interest income	52,895	1,455	51,440
Net loss	$(20,836,107)	$(5,453,204)	$(15,382,903)

General and Administrative

General and administrative expense increased from $0.6 million for the three months ended March 31, 2015 to $4.8 million for the three months ended March 31, 2016. This increase was primarily attributable to an increase of $2.0 million in stock-based compensation, $0.8 million in legal, professional and consulting fees, an increase of $0.7 million in salaries and personnel-related costs and $0.7 million in other administrative costs driven by increased headcount.

Research and Development

Research and development expense increased from $4.8 million for the three months ended March 31, 2015 to $16.1 million for the three months ended March 31, 2016. Research and development expense for the three months ended March 31, 2015 consisted of $4.0 million in stock-based compensation associated with a restricted stock grant made to Dr. Kaspar in connection with his consulting agreement, $0.5 million in other stock-based compensation, $0.2 million in third party research and development spending and $0.1 million in salaries and personnel related expenses. Research and development expense for the three months ended March 31, 2016 consisted of $10.4 million in stock-based compensation associated with the vesting in full of Dr. Kaspar’s restricted stock grant upon the commencement of his employment with us, $1.1 million in other stock-based compensation, $2.9 million in third party research and development spending and $1.7 million in salaries and personnel related expenses. We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the development of AVXS-101.

Interest income

Interest income for the three months ended March 31, 2016 consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our research and development and operating activities primarily through the issuance of $1.0 million of convertible debt and $80.5 million of private placements of stock, as well as the $98.2 million of net proceeds from our initial public offering. Prior to the completion of our initial public offering in February 2016, we had issued four separate classes of stock, defined as common stock, Class B-1, Class C and Class D, and we had issued warrants exercisable for shares of a fifth class of stock, defined as Class B-2. Due to the preferential distributions that the holders of Classes B-1, B-2, C and D stock were entitled to receive, for accounting purposes, these shares have been classified as ‘‘preferred stock,’’ with our common stock classified as ‘‘common stock’’ in our consolidated financial statements and related notes, and we similarly refer to these shares as ‘‘preferred stock’’ and ‘‘common stock’’ throughout this Quarterly Report. Upon the completion of our initial public offering, all of our outstanding shares of preferred stock converted into shares of common stock.

As of March 31, 2016, we had cash and cash equivalents of $148.2 million and had no debt outstanding.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(7,682,699)	$(818,496)
Net cash used in investing activities	(3,659,718)	(4,803)
Net cash provided by financing activities	97,327,990	5,000,020
Net increase in cash and cash equivalents	$85,985,573	$4,176,721

Operating Activities

For the three months ended March 31, 2016, our net cash used in operating activities of $7.7 million primarily consisted of a net loss of $20.8 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $13.5 million in adjustments for non-cash items and $0.4 million in net cash used in changes in working capital items. Adjustments for non-cash items primarily consisted of $13.5 million of stock-based compensation expense, of which $10.4 million was associated with the vesting in full of the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to an increase in accounts payable and other long term assets, partially offset by an increase in prepaid expenses. The change in working capital was primarily attributable to a decrease in accrued expenses and an increase in prepaid expenses and other current and long-term assets, partially offset by an increase in accounts payable.

For the three months ended March 31, 2015, our net cash used in operating activities of $0.8 million primarily consisted of a net loss of $5.5 million, primarily attributable to our spending on research and development, partially offset by $4.6  million in adjustments for non-cash items and $0.1 million of net cash provided by changes in working capital items. Adjustments for non-cash items primarily consisted of employee stock-based compensation expense, $4.0 million associated with the restricted stock grant to Dr. Kaspar and $0.4 million associated with stock warrants granted to a consultant. The change in working capital was primarily attributable to an increase in accounts payable, partially offset by a decrease in accrued expenses.

We anticipate the continued use of net cash for the foreseeable future as we continue to fund the clinical development of AVXS-101 and as we continue to build out our management team and corporate infrastructure.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities consisted of $3.7 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.  For the three months ended March 31, 2015, net cash used in investing activities was less than $0.1 million.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities consisted of $97.3 million from our initial public offering. For the three months ended March 31, 2015, net cash provided by financing activities of $5.0 million consisted of proceeds from the issuance of Class C preferred stock upon the achievement of certain milestones contained within the Class C Preferred Stock Purchase Agreement.

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

Contractual Obligations, Commitments and Contingencies

In March 2016, we entered into a lease agreement, which expires in September 2026, for approximately 48,529 square feet of warehouse and office space Libertyville, Illinois. A portion of the warehouse space will house our manufacturing operations. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides us with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. We are amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

Future minimum payments under the Libertyville lease are as follows:

Year ending December 31,
2016	$252,007
2017	258,307
2018	264,765
Thereafter	2,024,919
Total	$2,799,998

During the three months ended March 31, 2016, there were no other material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of March 31, 2016, we had cash and cash equivalents totaling $148.2 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness discussed below.

Though a formal assessment has not been performed, our management has determined that as of December 31, 2015, we had material weaknesses in our control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  The material weakness identified in our internal control over financial reporting related to our lack of sufficiently trained professionals with an appropriate level of accounting knowledge, lack of written policies regarding our accounting function and procedures to identify and appropriately account for complex debt and equity agreements or share-based compensation awards, lack of restricted access to key financial systems and records and appropriate segregation of duties. Though a formal assessment was not performed in connection with the preparation of our March 31, 2016 financial statements, our management determined that the aforementioned material weakness had not been remediated.

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

In addition, we continue to seek additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes. We will also continue to formalize our accounting policies and internal controls documentation and strengthen supervisory reviews by our management, Notwithstanding the material weaknesses described above, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

The discussion of our business and operations discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report, as filed with the SEC on March 18, 2016, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The net proceeds from this sale, after underwriting discounts and offering expenses, were approximately $88.3 million. On March 9, 2016, the offering closed with respect to an additional 527,941 shares purchased by the underwriters pursuant to the over-allotment option. The net proceeds from this sale, after underwriting discounts, were approximately $9.8 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 11, 2016.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEXIS, INC.

Date: May 13, 2016	By:	/s/ Thomas J. Dee
Thomas J. Dee
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 17, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2016).

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 9, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.