Form 10-Q
period 2016-06-30
AveXis, Inc.
filed 2016-08-12
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 12, 2016, there were 23,013,838 shares of the registrant’s common stock outstanding.

AveXis, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

PART 1.                                                FINANCIAL INFORMATION

Item 1.         Financial Statements

AveXis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$131,432,653	$62,251,860
Prepaid expenses and other current assets	2,989,635	909,629
Total current assets	134,422,288	63,161,489
Property and equipment, net	8,289,589	235,590
Other long-term assets	400,134	1,687,212
Total assets	$143,112,011	$65,084,291

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,144,099	$359,787
Accrued expenses	3,458,574	2,437,017
Accrued indemnification obligation	4,080,500	4,080,500
Total current liabilities	8,683,173	6,877,304
Total liabilities	$8,683,173	$6,877,304

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	June 30, 2016	December 31, 2015
Redeemable common stock; par value $0.0001 per share, no shares issued and outstanding at June 30, 2016; 456,043 shares issued and outstanding at December 31, 2015	$—	$1,032,909
Stockholders’ equity:
Class D preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at June 30, 2016; 3,105,000 shares authorized, 3,093,092 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $64,999,782)	—	309
Class C preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at June 30, 2016; 2,365,020 shares authorized, issued and outstanding at December 31, 2015 (aggregate liquidation preference of $5,003,492)	—	237
Class B-2 preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at June 30, 2016; 326,557 shares authorized, and no shares issued and outstanding at December 31, 2015	—	—
Class B-1 preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at June 30, 2016; 3,278,938 shares authorized, 3,237,528 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $8,000,003)	—	324
Undesignated preferred stock; par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2016; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2015	—	—
Common stock; par value $0.0001 per share, 100,000,000 shares authorized, 23,013,838 shares issued and outstanding at June 30, 2016; 22,080,000 shares authorized, 6,817,093 shares issued and outstanding at December 31, 2015	2,301	682
Additional paid-in capital	229,532,123	115,723,046
Accumulated deficit	(95,105,586)	(58,550,520)
Total stockholders’ equity	$134,428,838	$57,174,078
Total liabilities, redeemable common stock and stockholders’ equity	$143,112,011	$65,084,291

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	5,418,266	2,268,521	10,242,180	2,911,156
Research and development	10,379,521	7,654,839	26,444,610	12,466,864
Total operating expenses	15,797,787	9,923,360	36,686,790	15,378,020
Loss from operations	(15,797,787)	(9,923,360)	(36,686,790)	(15,378,020)
Interest income	78,829	4,185	131,725	5,641
Net loss and comprehensive loss	$(15,718,958)	(9,919,175)	$(36,555,065)	$(15,372,379)
Basic and diluted net loss per common share	$(0.68)	$(1.41)	(1.84)	$(3.05)
Weighted-average basic and diluted common shares outstanding	23,013,838	7,030,976	19,876,850	$5,045,211

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(36,555,065)	$(15,372,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,116	2,869
Stock-based compensation	17,387,476	871,078
Non-cash research and development	—	10,344,016
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,118,809)	(127,541)
Accounts payable	795,034	1,245,758
Other long-term assets	(731,663)	—
Accrued expenses	866,342	373,613
Net cash used in operating activities	(20,329,569)	(2,662,586)
Cash flows from investing activities
Capital expenditures	(7,503,121)	(24,159)
Net cash used in investing activities	(7,503,121)	(24,159)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	98,169,703	—
Payments of deferred offering costs	(1,198,220)	—
Proceeds from issuance of Class B preferred stock	—	2,500,000
Proceeds from issuance of Class C preferred stock	—	5,000,020
Proceeds from exercise of stock options	—	341,000
Proceeds from exercise of stock warrants	42,000	341,000
Net cash provided by financing activities	97,013,483	8,182,020
Net increase in cash and cash equivalents	69,180,793	5,495,275
Cash and cash equivalents, beginning of period	62,251,860	3,119,713
Cash and cash equivalents, end of period	$131,432,653	$8,614,988
Supplemental cash flow information
Purchases of property and equipment in accounts payable and accrued liabilities	577,994	—

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

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2015 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015 (“Annual Report”), but does not include all disclosures required by accounting principles generally accepted in the United States.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2016, as compared with the significant accounting policies described in the Company’s Annual Report.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)  No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The ASU will be effective for the Company beginning January 1, 2017.  The Company is evaluating the adoption of this ASU, but has not determined the effects it may have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires the Company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under the ASU, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. The ASU is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company has adopted this ASU, which did not have a material effect on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). The guidance requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company has adopted this ASU which did not have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is evaluating adoption, but has not determined the effects it may have on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides clarification regarding the guidance surrounding consolidation of certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company has determined that adopting this ASU did not have a material effect on the Company’s consolidated financial statements.

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

3.                                      Property and Equipment, Net

Property and equipment, net, consists of the following:

	June 30, 2016	December 31, 2015
Office furniture and equipment	$450,632	$252,514
Construction in progress	7,882,997	—
Property and equipment, gross	8,333,629	252,514
Less: accumulated depreciation	(44,040)	(16,924)
Property and equipment, net	$8,289,589	$235,590

Depreciation expense was $16,071 and $1,519 for the three months ended June 30, 2016 and 2015, respectively, and $27,116 and $2,869 for the six months ended June 30, 2016 and 2015, respectively.

Construction in progress increased by $7,882,997 for the six months ended June 30, 2016.  This is primarily due to procurement of manufacturing equipment.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accrued manufacturing development costs	$625,407	$513,606
Accrued payroll, bonus and deferred compensation	1,366,799	761,556
Accrued construction in process	549,912	—
Accrued professional fees	333,089	348,165
Accrued issuance costs for planned initial public offering	—	371,043
Accrued employee expenses	77,571	—
Accrued clinical trial costs	234,231	93,621
Accrued license maintenance fees	18,311	68,311
Accrued severance	—	153,846
Other	253,254	126,869
Accrued expenses	$3,458,574	$2,437,017

5.                                      Accrued Indemnification Obligation

In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of its Board of Directors (Brian Kaspar, see Note 6) pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company. In connection with the restricted stock purchase agreement, the Company agreed to indemnify this consultant for any taxes, interest, fines, penalties or other costs and expenses that the consultant may incur in the future should the Internal Revenue Service (“IRS”) succeed in a tax determination that the stock price paid by consultant (which was par value) was lower than the fair market value of the stock on the date of grant. The indemnification term is in effect for six years after the due date of the tax return for the year in which the stock was issued (April 15, 2021).

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2014, the Company determined that the per share fair value of the Company’s common stock on January 28, 2014, the grant date, was $1.51.

As a result, the Company issued the consultant an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3,535,419. Due to the indemnity obligation contained in the consultant’s restricted stock purchase agreement, the Company will ultimately be required to reimburse the consultant for the taxes he will pay following receipt of the amended Form 1099 and the amendment of the consultant’s 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2015 and June 30, 2016.

Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by the consultant on the indemnity payment.

As a result, the Company has accrued $4,080,500 at June 30, 2016 and December 31, 2015, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to the consultant.

6.                                      Stock-Based Compensation

In May 2014, the Company’s Board of Directors adopted the 2014 Stock Plan (the “2014 Plan”), and in January 2016 the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan” and, together with the 2014 Plan, the “Plans”). The 2016 Plan became effective on February 10, 2016, or the IPO Date. On and after the IPO Date, no additional stock awards may be granted under the 2014 Plan. The Board may amend or suspend the 2016 Plan at any time, although no such action may materially impair the rights under any then-outstanding award without the holder’s consent. The Company will obtain stockholder approval for any amendments to the 2016 Plan as required by law. No incentive stock options may be granted under the 2016 Plan after the tenth anniversary of the effective date of the 2016 Plan. Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2016 Plan is 4,339,451 shares, which is the sum of (1) 2,400,000 new shares, plus (2) the number of shares reserved for issuance under the 2014 Plan on the IPO Date, plus (3) any shares subject to outstanding stock awards that would have otherwise been returned to the 2014 Plan. Additionally, the number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and continuing through and including January 1, 2026, by 4.0% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2016 Plan is 8,678,902 shares.

The following table summarizes stock option activity under the Plans for the six months ended June 30, 2016:

			Weighted Average
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2015	1,748,877	$15.04	9.38	$8,224,947
Granted	599,740	$29.40
Exercised	—	$—
Cancelled or forfeited	—	$—
Outstanding at June 30, 2016	2,348,617	$18.70	9.09	$46,569,629
Exercisable at June 30, 2016	389,060	$9.74
Exercisable and expected to vest at June 30, 2016	2,285,137	$19.16	9.10	$44,312,789

(a)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at June 30, 2016 and December 31, 2015.

For the six months ended June 30, 2016 and 2015, the total number of stock options exercised was 0 and 138,000, respectively, resulting in total proceeds of $0 and $341,000, respectively.

As of June 30, 2016 and December 31, 2015, there was $14,915,232 and $12,942,684, respectively, of unrecognized stock-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.5 and 1.9 years, respectively.

The Company has recorded total stock-based compensation expense related to the issuance of stock option awards under the Plans in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,291,273	$8,434	$12,750,758	$51,376
General and administrative	2,553,513	767,414	4,636,718	819,702
	$3,844,786	775,848	$17,387,476	$871,078

Stock Options Granted to Employees

The weighted-average grant date fair value of options granted during the three months ended June 30, 2016 and 2015 was $22.29 and $15.02, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected volatility	90.00%	77.80%	90.00%	77.80%
Risk-free interest rate	1.57%	2.01%	1.57%	2.01%
Expected terms (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Valuation of Common Stock.

Prior to the IPO, the Company estimated the fair value of common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the AICPA Practice Guide, with the assistance of independent third party valuations, and approved by the Company’s Board of Directors.

Prior to the IPO, the Company’s valuations of its common stock were based on a number of objective and subjective factors, including external market conditions affecting the Company’s industry sector, the prices at which the Company sold shares of its common and preferred stock, and the likelihood of achieving a liquidity event such as an initial public offering. Refer to the Annual Report for details of each valuation.

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

In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar’s 1,759,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting of the remainder of this award the Company recorded $10,370,762 of additional stock compensation expense in the six months ended June 30, 2016 in research and development expenses.  This compares to $5,044,980 of stock compensation expense recognized related to the grant in the six months ended June 30, 2015.

7.                                      Net Loss Per Common Share

Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses. For the six months ended June 30, 2016 and 2015, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options issued and outstanding	2,348,615	1,055,700	2,348,615	1,055,700
Stock warrants	310,220	326,553	310,220	326,553
Unvested restricted common stock	—	1,750,794	—	1,750,794
	2,658,835	3,133,047	2,658,835	3,133,047

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss and comprehensive loss	$(15,718,958)	$(9,919,175)	$(36,555,065)	$(15,372,379)

Denominator:
Weighted-average basic and diluted common shares	23,013,838	7,030,976	19,876,850	5,045,211
Basic and diluted net loss per common share	$(0.68)	$(1.41)	$(1.84)	$(3.05)

8.                                      Separation Agreement

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

Additionally, the Company agreed to fully accelerate the vesting of 53,820 unvested stock options held by the Prior CEO at the time of the termination of his employment. The Company determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, the Company recognized the incremental fair value of the awards as of the modification date and recognized the amount immediately since the awards did not require further service. In connection with this modification, the Company recorded a charge of $503,502 in its consolidated statement of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense. At December 31, 2015, the Company had $153,846 related to the Severance recorded as an accrued liability, which was paid in the first quarter of 2016. The Company has $0 accrued as of June 30, 2016.

9.                                      Commitments and Contingencies

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

Future minimum lease payments are as follows:

Year ending December 31,
2016	$62,481
2017	251,486
2018	257,774
2019	264,218
2020	270,823
Thereafter	1,693,216
Total	$2,799,998

License Agreements

The Company has entered into license agreements, which may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales, if any, of the Product Candidate.

Guarantees and Indemnifications

The Company has accrued $4,080,500 at June 30, 2016 and December 31, 2015, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to a former consultant pursuant to a tax indemnification granted to such consultant in connection with a restricted common stock grant.

Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of June 30, 2016 and December 31, 2015, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

10.                               Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015.

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

You should refer to “Item 1A. Risk Factors” in our Annual Report, “Part II. Item 1. Risk Factors” in this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

In our ongoing, fully enrolled, Phase 1 clinical trial, we have treated 15 SMA Type 1 patients, divided into two dosing cohorts, as of June 30, 2016, and have observed a favorable safety profile that is generally well-tolerated and have also observed preliminary signs of improved motor function. The U.S. Food and Drug Administration, or FDA, has granted AVXS-101 orphan drug designation for the treatment of all types of SMA and fast track designation for the treatment of SMA Type 1. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases. We intend to initiate a Phase 1 safety and dosing study of AVXS-101 via intrathecal delivery in patients with SMA Type 2 in the second half of 2016.  Below is a summary of the preliminary results of our ongoing Phase 1 trial as of July 1, 2016:

•                  AVXS-101 appears to have a favorable safety profile and to be generally well tolerated in patients studied. As of July 1, 2016, there has been a total of 107 adverse events, or AEs, reported, 31 of which were determined to be serious adverse events, or SAEs. Two of the 31 were deemed treatment-related and, as previously reported, those SAEs were clinically asymptomatic liver enzyme elevations. Of the 76 non-serious AEs, three were treatment-related elevations in liver enzymes experienced by two patients, as previously reported. All elevated liver enzyme AEs and SAEs were resolved with prednisolone treatment. Other non-treatment-related AEs were expected and were associated with SMA.

•                  No patients in either of the two dosing cohorts have experienced an “event,” defined as death or until a patient requires at least 16 hours per day of ventilation support for breathing for 14 consecutive days in the absence of an acute reversible illness, or perioperatively. The median event-free age of all 15 patients was 17.9 months, and the median event-free age of patients in the first, low-dose cohort, or Cohort 1, was 28.8 months and in the second, proposed therapeutic-dose cohort, or Cohort 2, was 14.8 months. All 15 patients are over 8 months of age. The first patient treated with AVXS-101 completed the two-year follow-up period in May 2016 and, therefore, this patient’s age is reported in this analysis as of May 2016. Based on an independent, peer-reviewed natural history study of SMA Type 1 conducted by the Pediatric Neuromuscular Research Network for SMA and published in Neurology in 2014, or the Finkel Study, the natural history of the disease indicates that 25 percent of untreated SMA Type 1 patients survive event-free at 13.6 months of age and that 8 percent survive event-free at 20 months of age. The lethality of the disease is further supported by the recent release of results from the NeuroNEXT NIH-sponsored natural history study in SMA Type 1, or the NeuroNEXT NIH Study, which indicates a median time to death or tracheostomy for ventilation support for breathing from birth to 8 months.

•                  Mean increases of 9.0 points and 23.3 points in CHOP-INTEND scores were observed in Cohort 1 and Cohort 2, respectively. Eleven out of 12 patients (92 percent), eight out of 12 patients (67 percent), and three out of 12 patients (25 percent) in Cohort 2 have achieved CHOP-INTEND scores of at least 40 points, 50 points or 60 points, respectively. Of the three patients who have achieved CHOP-INTEND scores of at least 60 points, which is considered normal, two patients have achieved the maximum CHOP-INTEND score of 64. The Children’s Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP-INTEND, is a test developed to measure motor skills of patients with SMA Type 1. The NeuroNEXT NIH Study indicates a mean decline of 10.5 points in CHOP-INTEND scores over a one-year period in untreated SMA Type 1 patients, highlighting the rapid loss of motor function occurring early in the disease course.

•                  During review of the data as of July 1, 2016, AveXis learned that one patient in Cohort 1 who was suffering from hypersalivation (a condition experienced by some SMA patients), underwent salivary ligation surgery on July 13, 2016. The patient required non-invasive ventilation for 16 or more hours per day continuously for greater than two weeks pre-operatively which is classified by the study protocol as reaching the “permanent ventilation endpoint.” This patient did not reach the permanent ventilation endpoint until after the time period covered by the July 1, 2016 data analysis. An independent Data Safety Monitoring Board, or the DSMB, determined that this development was not a “permanent ventilation endpoint” for the data as of July 1, 2016, but would be classified as an “event” for the next data period ending September 30, 2016. This event was determined by the DSMB to represent progression of disease and not an adverse event related to the use of AVXS-101.

On July 20, 2016, we reported that the FDA granted Breakthrough Therapy Designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients. The FDA established Breakthrough Therapy Designation to facilitate dialogue between FDA and the sponsor to provide advice on generating evidence needed to support approval of the therapy in an efficient manner — with more intensive and interactive guidance on an efficient drug development program, an organizational commitment involving FDA’s senior managers, and eligibility for rolling review and priority review. We have submitted, at the FDA’s request, a Type B meeting request for a multidisciplinary, comprehensive discussion of the development program for AVXS-101.

Prior to our initial public offering in February 2016, we financed our operations primarily through private placements of convertible debt and equity securities. From our inception through December 31, 2015, we had raised an aggregate of $81.5 million from private placements of convertible debt and equity securities. In February 2016, we received an aggregate of $95.0 million in gross proceeds from the sale of 4,750,000 shares of common stock in our initial public offering, and in March 2016, we received an aggregate of $10.6 million in gross proceeds from the sale of 527,941 shares of common stock upon the exercise of the over-allotment option we granted to the underwriters in the initial public offering. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2016 and continue to incur net operating losses for the foreseeable future. As of June 30, 2016, we had an accumulated deficit of $95.1 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

REGENXBIO Inc.

In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc., under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX License. Under the ReGenX License, we paid ReGenX an initial licensing fee of $2.0 million. We are also required to pay ReGenX annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX License, or ReGenX licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of June 30, 2016, we have paid $2.4 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio’s self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1 million, payable across stipulated milestones. We are also required to pay, ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low double digit percentage of all consideration we receive from any sublicense of the licensed technology. As of June 30, 2016, we have paid the $1.0 million upfront license fee owed under the AskBio License.

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

•                  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and

•                  We estimate forfeitures based on our historical analysis of actual stock option forfeitures. To date, we have had minimal forfeitures; accordingly, we have assumed no forfeiture rate.

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

The following summarizes the assumptions we used to estimate the fair value of stock options that we granted for the period indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected volatility	90.00%	77.80%	90.00%	77.80%
Risk-free interest rate	1.57%	2.01%	1.57%	2.01%
Expected terms (in years)	6.08	6.08	5.92	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

In addition to stock options and stock warrants, we have also incurred stock-based compensation expense in connection with other equity transactions involving employees and directors.

In January 2014, we issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar, a director of the company, pursuant to a consulting agreement for scientific advisory services to be performed by Dr. Kaspar. Of these shares, 583,597 shares were vested at the time of grant. The remaining shares vested in full on January 1, 2016 upon the effectiveness of Dr. Kaspar’s employment agreement. The non-vested shares under the award were revalued each period until they vested. Compensation expense is recorded utilizing the Graded Vesting Attribution Method. The award had a grant date fair value of $3.5 million. As a result of the vesting in full of the 1,759,794 unvested shares, we recorded $10.4 million for the six months ended June 30, 2016 to research and development expense, as compared to $5.0 million for the six months ended June 30, 2015 related to the grant.

In addition, under the restricted stock purchase agreement, or RSPA, we are obligated to indemnify Dr. Kaspar against certain adverse tax events with respect to the shares of our common stock he purchased under the agreement, and such obligation survived the termination of the RSPA effective January 1, 2016. Dr. Kaspar purchased the shares at a price of $0.00007 per share, which was the par value of the shares. Based on our estimate of the fair market value per share of our common stock as of the date of the RSPA of $1.51 per share, Dr. Kaspar purchased these shares at a discount of $1.514 per share. Therefore, we estimate that we are contractually obligated to indemnify Dr. Kaspar for the tax he owes on the imputed income of $3.5 million, based on the difference between the fair market value of the restricted share grant and the purchase price paid. We estimate our total indemnity obligation will be approximately $4.1 million, including gross-up, interest and penalties. As a result, we have accrued $4.1 million at December 31, 2015 and June 30, 2016, representing our best estimate of the ultimate tax indemnification. We expect to pay this amount in 2016.

The table below summarizes the stock-based compensation expense recognized in our statements of operations by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee stock-options	$3,844,786	$775,848	$17,387,476	$871,078
Restricted stock grant to consultant	—	5,475,651	—	9,512,215
Warrants issued to consultant	—	328,000	—	358,637
	$3,844,786	$6,579,499	$17,387,476	$10,741,930

The table below summarizes the stock-based compensation expense recognized in our statements of operations by classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,291,273	$5,812,085	$12,750,758	$9,922,228
General and administrative	2,553,513	767,414	4,636,718	819,702
	$3,844,786	$6,579,499	$17,387,476	$10,741,930

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

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOLs. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015.

Emerging Growth Company Status

Under Section 107(b) of the JOBS Act, an “emerging growth company,” or EGC, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; December 31, 2021; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC.

Recent Accounting Pronouncements

See note 2 for recent accounting pronouncement disclosure.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015, together with the dollar increase or decrease in those items:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Period-to-Period Change	2016	2015	Period-to-Period Change
Net revenue	$—	$—	$—	$—	$—	$—
Total revenues
Operating expenses
General and administrative	5,418,266	2,268,521	3,149,745	10,242,180	2,911,156	7,331,024
Research and development	10,379,521	7,654,839	2,724,682	26,444,610	12,466,864	13,977,746
Total operating expenses	15,797,787	9,923,360	5,874,427	36,686,790	15,378,020	21,308,770
Interest income	78,829	4,185	74,644	131,725	5,641	126,084
Net loss	$(15,718,958)	$(9,919,175)	$(5,799,783)	$(36,555,065)	$(15,372,379)	$(21,182,686)

General and Administrative

General and administrative expense increased from $2.3 million for the three months ended June 30, 2015 to $5.4 million for the three months ended June 30, 2016. This increase was primarily attributable to increases of $1.8 million in stock-based compensation, $0.5 million in legal, professional and consulting fees, $0.2 million in salaries and personnel-related costs and $0.6 million in other administrative costs driven by increased headcount to support overall growth of the Company.

General and administrative expense increased from $2.9 million for the six months ended June 30, 2015 to $10.2 million for the six months ended June 30, 2016. This increase was primarily attributable to increases of $3.8 million in stock-based compensation, $1.4 million in legal, professional and consulting fees, $0.8 million in salaries and personnel-related costs and $1.3 million in other administrative costs driven by increased headcount to support overall growth of the Company.

Research and Development

Research and development expense increased from $7.7 million for the three months ended June 30, 2015 to $10.4 million for the three months ended June 30, 2016. The increase was primarily attributable to increases of $5.5 million in third party research and development expense, $1.7 million salaries and personnel related expenses; partially offset by $4.5 million lower stock-based compensation.

Research and development expense increased from $12.5 million for the six months ended June 30, 2015 to $26.4 million for the six months ended June 30, 2016. The increase was primarily attributable to increases of $9.0 million in third party research and development expense, $3.8 million salaries and personnel related expenses, $2.8 million increase in stock-based compensation; partially offset by $1.7 million lower license fees.

We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the development of AVXS-101.

Interest income

Interest income for the three months and six months ended June 30, 2016 and 2015 consists of interest earned on our cash and cash equivalents.

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

As of June 30, 2016, we had cash and cash equivalents of $131.4 million and had no debt outstanding.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(20,329,569)	$(2,662,586)
Net cash used in investing activities	(7,503,121)	(24,159)
Net cash provided by financing activities	97,013,483	8,182,020
Net increase in cash and cash equivalents	$69,180,793	$5,495,275

Operating Activities

For the six months ended June 30, 2016, our net cash used in operating activities of $20.3 million primarily consisted of a net loss of $36.6 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $17.4 million in adjustments for non-cash items and $1.1 million in net cash used in changes in working capital items. Adjustments for non-cash items primarily consisted of $17.4 million of stock-based compensation expense, of which $10.4 million was associated with the vesting in full of the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to an increase in prepaid expenses and a decrease in other long term assets, partially offset by an increase in accounts payable and accrued expenses.

For the six months ended June 30, 2015, our net cash used in operating activities of $2.7 million primarily consisted of a net loss of $15.4 million, primarily attributable to our spending on research and development, partially offset by $11.2 million in adjustments for non-cash items and $1.5 million of net cash provided by changes in working capital items. Adjustments for non-cash items primarily consisted of stock-based compensation expense, of which $9.5 million was associated with the restricted stock grant to Dr. Kaspar, $0.5 million was associated with the issuance of shares of our common stock to NCH under the terms of the NCH License, $0.3 million was associated with stock warrants granted to a consultant, and $1.2 million was associated with employee stock-based compensation expense.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities consisted of $7.5 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.  For the six months ended June 30, 2015, net cash used in investing activities was less than $0.1 million.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities consisted of $97.1 million from our initial public offering. For the six months ended June 30, 2015, net cash provided by financing activities of $8.2 million consisted of proceeds from the issuance of Class C preferred stock upon the achievement of certain milestones of $5.0 million, proceeds from the issuance of Class B preferred stock upon the achievement of certain milestones of $2.5 million and proceeds from the exercise of stock options and stock warrants of $0.7 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2018. We intend to devote the majority of our capital resources for clinical development and regulatory approval of AVXS-101. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Contractual Obligations, Commitments and Contingencies

In March 2016, we entered into a lease agreement, which expires in September 2026, for approximately 48,529 square feet of warehouse and office space in Libertyville, Illinois. A portion of the warehouse space will house our manufacturing operations. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides us with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. We are amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

Future minimum payments under the Libertyville lease are as follows:

Year ending December 31,
2016	$62,481
2017	251,486
2018	257,774
2019	264,218
2020	270,823
Thereafter	1,693,216
Total	$2,799,998

During the six months ended June 30, 2016, there were no other material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of June 30, 2016, we had cash and cash equivalents totaling $131.4 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below.

Our management has determined that as of December 31, 2015, we had material weaknesses in our control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified in our internal control over financial reporting related to our lack of sufficiently trained professionals with an appropriate level of accounting knowledge, lack of written policies regarding our accounting function and procedures to identify and appropriately account for complex debt and equity agreements or share-based compensation awards, lack of restricted access to key financial systems and records and appropriate segregation of duties.  In connection with the preparation of our June 30, 2016 financial statements, our management determined that the aforementioned material weaknesses continued to exist as of June 30, 2016.

Status of Remediation of Material Weaknesses

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to our material weaknesses, including:

•                  the appointment of a Chief Financial Officer in August 2015;

•                  the appointment of a Corporate Controller in September 2015;

•                  the hiring of additional accounting support staff in the second quarter of 2016;

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

Item 1A.                                                Risk Factors

The discussion of our business and operations discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report, as filed with the SEC on March 18, 2016, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.  There are no material changes from the risk factors as previously disclosed in our Annual Report, except as noted below:

Breakthrough therapy designation by the FDA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We have received breakthrough therapy designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients, and may, in the future, apply for breakthrough therapy designation for other product candidates in the United States. A breakthrough therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: (i) intensive guidance on an efficient drug development program; (ii) intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and (iii) a rolling review process whereby the FDA may consider reviewing portions of a BLA before the sponsor submits the complete application. Product candidates designated as breakthrough therapies by the FDA may be eligible for priority review if supported by clinical data.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even though AVXS-101 has been designated as a breakthrough therapy product candidate, the FDA may later decide that it no longer meets the conditions for designation or decide that the time period for FDA review or approval will not be shortened.

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

AVEXIS, INC.

Date: August 12, 2016	By:	/s/ Thomas J. Dee
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