Form 10-Q
period 2016-09-30
AveXis, Inc.
filed 2016-11-10
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, there were 27,676,288 shares of the registrant’s common stock outstanding.

AveXis, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

PART 1.                FINANCIAL INFORMATION

Item 1.   Financial Statements

AveXis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$263,642,069	$62,251,860
Prepaid expenses and other current assets	3,813,545	909,629
Total current assets	267,455,614	63,161,489
Property and equipment, net	16,831,697	235,590
Other long-term assets	516,395	1,687,212
Total assets	$284,803,706	$65,084,291

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,748,718	$359,787
Accrued expenses	9,616,624	2,437,017
Accrued indemnification obligation	4,216,000	4,080,500
Total current liabilities	17,581,342	6,877,304
Total liabilities	$17,581,342	$6,877,304

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	September 30, 2016	December 31, 2015
Redeemable common stock; par value $0.0001 per share, no shares issued and outstanding at September 30, 2016; 456,043 shares issued and outstanding at December 31, 2015	$—	$1,032,909
Stockholders’ equity:
Class D preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at September 30, 2016; 3,105,000 shares authorized, 3,093,092 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $64,999,782)	—	309
Class C preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at September 30, 2016; 2,365,020 shares authorized, issued and outstanding at December 31, 2015 (aggregate liquidation preference of $5,003,492)	—	237
Class B-2 preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at September 30, 2016; 326,557 shares authorized, and no shares issued and outstanding at December 31, 2015	—	—
Class B-1 preferred stock; par value $0.0001 per share, no shares authorized, issued and outstanding at September 30, 2016; 3,278,938 shares authorized, 3,237,528 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $8,000,003)	—	324
Undesignated preferred stock; par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2016; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2015	—	—
Common stock; par value $0.0001 per share, 100,000,000 shares authorized, 27,645,108 shares issued and outstanding at September 30, 2016; 22,080,000 shares authorized, 6,817,093 shares issued and outstanding at December 31, 2015	2,765	682
Additional paid-in capital	383,406,992	115,723,046
Accumulated deficit	(116,187,393)	(58,550,520)
Total stockholders’ equity	$267,222,364	$57,174,078
Total liabilities, redeemable common stock and stockholders’ equity	$284,803,706	$65,084,291

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	7,082,683	3,740,077	17,324,863	6,651,233
Research and development	14,097,713	6,289,350	40,542,323	18,756,214
Total operating expenses	21,180,396	10,029,427	57,867,186	25,407,447
Loss from operations	(21,180,396)	(10,029,427)	(57,867,186)	(25,407,447)
Interest income	98,588	88,769	230,313	94,410
Net loss and comprehensive loss	$(21,081,808)	$(9,940,658)	$(57,636,873)	$(25,313,037)
Basic and diluted net loss per common share	$(0.87)	$(1.32)	$(2.75)	$(3.59)
Weighted-average basic and diluted common shares outstanding	24,166,113	7,504,148	20,958,421	7,042,977

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(57,636,873)	$(25,313,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,827	5,820
Stock-based compensation	22,712,933	2,719,702
Non-cash research and development	—	15,296,515
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,907,823)	(90,502)
Accounts payable	1,051,266	501,844
Other long-term assets	(847,924)	(73,124)
Accrued expenses	4,261,747	646,882
Accrued indemnification obligation	135,500	—
Net cash used in operating activities	(33,198,347)	(6,305,900)
Cash flows from investing activities
Capital expenditures	(11,702,171)	(76,920)
Net cash used in investing activities	(11,702,171)	(76,920)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	247,228,422	—
Payments of deferred offering costs	(1,198,220)	—
Proceeds from issuance of Class B preferred stock	—	2,500,000
Proceeds from issuance of Class C preferred stock	—	5,000,020
Proceeds from issuance of Class D preferred stock, net of issuance costs	—	64,787,549
Proceeds from exercise of stock options	218,525	341,000
Proceeds from exercise of stock warrants	42,000	341,000
Net cash provided by financing activities	246,290,727	72,969,569
Net increase in cash and cash equivalents	201,390,209	66,586,749
Cash and cash equivalents, beginning of period	62,251,860	3,119,713
Cash and cash equivalents, end of period	$263,642,069	$69,706,462
Supplemental Cash Flow Information
Cash paid for interest	$—	$439
Supplemental Disclosures of Non-cash Investing and Financing Activities
Purchases of property and equipment in accounts payable and accrued liabilities	$4,926,762	$—
Deferred issuance costs for underwritten offering in accounts payable and accrued liabilities	$727,367	$—
Deferred issuance costs for planned initial public offering in accrued expenses	$—	$322,914

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Background

AveXis, Inc. was formed on March 8, 2010, in the state of Delaware as Biolife Cell Bank, LLC. In January 2012, the Company converted from a limited liability company to a corporation, Biolife Cell Bank, Inc. In January 2014, the Company amended and restated its Certificate of Incorporation to change its name to AveXis, Inc. (“AveXis” or “the Company”).

The Company is a clinical-stage gene therapy company dedicated to developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. The Company’s initial product candidate, AVXS-101, is a gene therapy product candidate currently in a Phase 1 clinical trial for the treatment of spinal muscular atrophy (“SMA”) Type 1, the leading genetic cause of infant mortality.

Initial Public Offering

On February 17, 2016, the Company completed an initial public offering (“IPO”), which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88.4 million after deducting underwriting discounts and other estimated offering costs. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock, 2,365,020 shares of Class C preferred stock and 3,105,000 of Class D preferred stock were automatically converted into shares of the Company’s common stock.

On March 3, 2016, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company’s common stock at the initial public offering price of $20.00 per share, less underwriting discounts, resulting in net proceeds of approximately $9.8 million.

Underwritten Public Offering

On September 13, 2016, the Company completed an underwritten public offering (the “Follow-On Offering”) of 4,887,500 shares of its common stock, 4,597,645 shares of which were issued and sold by the Company, including the exercise in full by the underwriters of their option to purchase 637,500 shares from the Company, and 289,855 shares of which were sold by PBM Capital Investments, LLC (“PBM”), an existing stockholder of the Company, each at a public offering price of $34.50 per share.  After deducting the underwriting discounts and commissions and other offering expenses payable by the Company, the net proceeds to the Company were approximately $149.1 million.  The Company did not receive proceeds from the sale of the common stock by PBM.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2015 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report on Form 10-K”), but does not include all disclosures required by GAAP.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2016, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues, if any, and expenses during the reporting period. Actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.

Fourth Amended and Restated Certificate of Incorporation

On February 1, 2016, the Company amended its certificate of incorporation such that the total authorized capital stock of the Company consisted of 30,000,000 shares of common stock, $0.0001 par value per share, 3,278,938 shares of Class B-1 preferred stock, $0.0001 par value per share, 326,557 shares of Class B-2 preferred stock, $0.0001 par value per share, 2,365,020 shares of Class C preferred stock, $0.0001 par value per share, 3,105,000 shares of Class D preferred stock, $0.0001 par value per share and 1,000,000 shares of preferred stock, $0.0001 par value per share.

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

Fifth Amended and Restated Certificate of Incorporation

On February 17, 2016, the Company amended its certificate of incorporation such that the total authorized capital stock of the Company consisted of 100,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)  No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The ASU will be effective for the Company beginning for annual periods ending after December 15, 2016 and for interim periods within annual periods ending after December 15, 2016.  The Company is evaluating the adoption of this ASU, but has not determined the effects it may have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires the Company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under the ASU, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. The ASU is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted this ASU, which did not have a material effect on the Company’s consolidated financial statements.

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

3.             Property and Equipment, Net

Property and equipment, net, consists of the following:

	September 30, 2016	December 31, 2015
Office furniture and equipment	$347,501	$252,514
Construction in progress	16,533,947	—
Property and equipment, gross	16,881,448	252,514
Less: accumulated depreciation	(49,751)	(16,924)
Property and equipment, net	$16,831,697	$235,590

Depreciation expense was $5,711 and $2,951 for the three months ended September 30, 2016 and 2015, respectively, and $32,827 and $5,820 for the nine months ended September 30, 2016 and 2015, respectively.

Construction in progress increased by $16,533,947 for the nine months ended September 30, 2016.  This is primarily due to procurement of manufacturing equipment and construction within the Company’s Libertyville, Illinois manufacturing facility.

4.             Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accrued manufacturing development costs	$2,321,708	$513,606
Accrued payroll, bonus and deferred compensation	2,545,909	761,556
Accrued construction in process	2,877,251	—
Accrued professional fees	909,343	348,165
Accrued issuance costs for planned initial public offering	—	371,043
Accrued employee expenses	45,380	—
Accrued clinical trial costs	111,938	93,621
Accrued license maintenance fees	46,187	68,311
Accrued severance	128,020	153,846
Accrued franchise tax	129,168	—
Deferred rent	113,661	—
Other	388,059	126,869
Accrued expenses	$9,616,624	$2,437,017

5.             Accrued Indemnification Obligation

In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of its Board of Directors (Dr. Brian Kaspar, see Note 6) pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company. In connection with the restricted stock purchase agreement, the Company agreed to indemnify Dr. Kaspar for any taxes, interest, fines, penalties or other costs and expenses that Dr. Kaspar may incur in the future should the Internal Revenue Service (“IRS”) succeed in a tax determination that the stock price paid by Dr. Kaspar (which was par value) was lower than the fair market value of the stock on the date of grant. The indemnification term is in effect for six years after the due date of the tax return for the year in which the stock was issued.  In January 2016, the Company entered into an employment agreement with Dr. Kaspar.

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2014, the Company determined that the per share fair value of the Company’s common stock on January 28, 2014, the grant date, was $1.51.

As a result, the Company issued Dr. Kaspar an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3,535,419. Due to the indemnity obligation contained in Dr. Kaspar’s restricted stock purchase agreement, the Company will ultimately be required to reimburse Dr. Kaspar for the taxes he will pay following the amendment of Dr. Kaspar’s 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2015 and September 30, 2016.

Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by Dr. Kaspar on the indemnity payment.

As a result, the Company accrued $4,216,000 and $4,080,500 at September 30, 2016 and December 31, 2015, respectively, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar. The increase in the accrued indemnification obligation was due to the accrual of additional interest expense through September 30, 2016.  The Company expects to pay this entire amount in 2016.

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

The following table summarizes stock option activity under the Plans for the nine months ended September 30, 2016:

			Weighted Average
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2015	1,748,877	$15.04	9.38	$8,224,947
Granted	877,640	$31.41
Exercised	33,625	$6.50
Cancelled or forfeited	25,875	$18.17
Outstanding at September 30, 2016	2,567,017	$20.51	8.95	$54,745,699
Exercisable at September 30, 2016	635,347	$13.54
Exercisable and expected to vest at September 30, 2016	2,502,817	$21.17	8.98	$50,563,537

(a)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at September 30, 2016 and December 31, 2015.

For the nine months ended September 30, 2016 and 2015, the total number of stock options exercised was 33,625 and 138,000, respectively, resulting in total proceeds of $218,525 and $341,000, respectively.

As of September 30, 2016 and December 31, 2015, there was $21,706,937 and $12,942,684, respectively, of unrecognized stock-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.5 and 1.9 years, respectively.

The Company has recorded total stock-based compensation expense related to the issuance of stock option awards under the Plans in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$2,006,547	$359,881	$14,757,305	$411,257
General and administrative	2,616,534	1,488,743	7,253,252	2,308,445
	$4,623,081	1,848,624	$22,010,557	$2,719,702

Stock Options Granted to Employees

The weighted-average grant date fair value of options granted during the three months ended September 30, 2016 and 2015 was $27.87 and $18.07, respectively, and for the nine months ended September 30, 2016 and 2015 was $23.98 and $16.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected volatility	97.82%	80.80%	92.46%	80.80%
Risk-free interest rate	1.10%	1.89%	1.42%	1.89%
Expected terms (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

As of September 30, 2016 and December 31, 2015, there were 57,500 and 0, respectively, unvested restricted stock units granted to employees.  During both the three and nine months ended September 30, 2016, no restricted stock units vested, and the Company recognized stock-based compensation expense of $703,232 during both the three and nine months ended September 30, 2016.  At September 30, 2016, there was $1,361,018 of unrecognized compensation cost related to unvested restricted stock units that will be recognized as expense over a weighted-average period of 1.4 years.  A summary of the status of the Company’s restricted stock units at September 30, 2016 and of changes in restricted stock units outstanding under the 2016 Plan for the nine months ended September 30, 2016 is as follows:

Weighted
Average
Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding at December 31, 2015	—	$—
Granted	57,500	34.90
Vested	—	—
Forfeited and cancelled	—	—
Outstanding at September 30, 2016	57,500	$34.90

The Company grants restricted stock units with service-based vesting terms. The outstanding service-based restricted stock units vest over a period of three years. For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the RSUs on the date of grant and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. All restricted stock units issued vest over time as stipulated in the individual restricted stock unit agreements. In the event of a change in control, the unvested restricted stock units will be accelerated and fully vested immediately prior to the change in control. There are no performance based features or market conditions in the Company’s outstanding restricted stock units.

Valuation of Common Stock

Prior to the IPO, the Company estimated the fair value of common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the AICPA Practice Guide, with the assistance of independent third party valuations, and approved by the Company’s Board of Directors.

Prior to the IPO, the Company’s valuations of its common stock were based on a number of objective and subjective factors, including external market conditions affecting the Company’s industry sector, the prices at which the Company sold shares of its common and preferred stock, and the likelihood of achieving a liquidity event such as an initial public offering. Refer to the Annual Report on Form 10-K for details of each valuation.

Restricted Stock Granted to Non-Employees

In January 2014, the Company issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar pursuant to a consulting agreement for scientific advisory services. Of these shares, 583,597 common shares were vested at the time of grant and the remaining restricted shares were scheduled to vest in the amount of 25% per year on the second, third and fourth anniversary of the grant date pursuant to a restricted stock purchase agreement, which became effective upon the effectiveness of the consulting agreement.

In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar’s 1,750,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting of the remainder of this award the Company recorded $10,370,762 of additional stock compensation expense in the nine months ended September 30, 2016, in research and development expenses.  This compares to $8,690,824 of stock compensation expense recognized related to the grant in the nine months ended September 30, 2015.

7.             Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants, unvested restricted common stock and unvested restricted stock units.

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses. For the three and nine months ended September 30, 2016 and 2015, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	2,567,017	1,583,521	2,567,017	1,583,521
Stock warrants	310,220	326,553	310,220	326,553
Unvested restricted stock units	57,500	—	57,500	—
Unvested restricted common stock	—	1,750,794	—	1,750,794
	2,934,737	3,660,868	2,934,737	3,660,868

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss and comprehensive loss	$(21,081,808)	$(9,940,658)	$(57,636,873)	$(25,313,037)

Denominator:
Weighted-average basic and diluted common shares	24,166,113	7,504,148	20,958,421	7,042,977
Basic and diluted net loss per common share	$(0.87)	$(1.32)	$(2.75)	$(3.59)

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

The Severance was to be paid over a 12-month period in equal monthly installments. However, under the terms of the separation agreement, in the event the Prior CEO were to resign, or be removed from, his service on the Company’s Board, then (i) 50% of the then unpaid portion of Severance due to the Prior CEO would be paid to him in a lump sum within 30 days from the termination of his service on the Board and (ii) the remaining 50% of the unpaid Severance due to the Prior CEO would be paid in equal installments over the lesser of (a) six months or (b) the remainder of the original 12-month period. The Vacation Pay was paid in a lump sum in May 2015. In June 2015, the Prior CEO’s service on the Board terminated.

In connection with the transactions described above, the Company recorded a charge of $535,000 in its consolidated statements of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense in the consolidated statement of operations.

Additionally, the Company agreed to fully accelerate the vesting of 53,820 unvested stock options held by the Prior CEO at the time of the termination of his employment. The Company determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, the Company recognized the incremental fair value of the awards as of the modification date and recognized the amount immediately since the awards did not require further service. In connection with this modification, the Company recorded a charge of $503,502 in its consolidated statement of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense. At December 31, 2015, the Company had $153,846 related to the Severance recorded as an accrued liability, which was paid in the first quarter of 2016. Therefore there is no remaining obligation as of September 30, 2016.

9.             Commitments and Contingencies

Operating Lease

In March 2016, the Company entered into a lease agreement, which expires in September 2026, for approximately 48,529 square feet of warehouse and office space Libertyville, Illinois. A portion of the warehouse space will house the Company’s manufacturing operations. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides the Company with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

Future minimum lease payments are as follows:

Year ending December 31,
2016	$62,481
2017	251,486
2018	257,774
2019	264,218
2020	270,823
Thereafter	1,693,216
Total	$2,799,998

In July 2015, the Company entered into a lease agreement for 4,795 square feet of office space for its headquarters in Bannockburn, Illinois.  In August 2016, the Company amended the lease agreement to relocate the leased premises to 15,688 square feet in the same building and terminate the existing lease with respect to the 4,795 square feet at no cost to the Company.  The amended lease term expires May 2024. The amended lease agreement provides for annual escalation in rent payments during the lease term and provides the Company with a one-time right to terminate the lease effective as of the last day of the sixty-fifth full calendar month of the lease subject to a termination fee. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

Future minimum lease payments are as follows:

Year ending December 31,
2016	$20,379
2017	260,903
2018	403,451
2019	411,285
2020	419,119
Thereafter	1,490,419
Total	$3,005,556

License Agreements

The Company has entered into license agreements, which may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales, if any, of the product candidate.

Guarantees and Indemnifications

The Company has accrued $4,216,000 and $4,080,500 at September 30, 2016 and December 31, 2015, respectively, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to a former consultant pursuant to a tax indemnification granted to such consultant in connection with a restricted common stock grant.

Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of September 30, 2016 and December 31, 2015, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

On September 8, 2016, Sophia’s Cure Foundation (“SCF”), a non-profit 501(c)(3) public charity, filed a complaint in U.S. District Court, Southern District of Ohio, naming as defendants Nationwide Children’s Hospital (“NCH”) and other entities affiliated with NCH, the Company and certain of the Company’s present and former executives (the “Complaint”). According to the Complaint, in 2012, SCF and Nationwide Children’s Hospital Foundation (“NCH Foundation”) entered into a donation agreement under which SCF provided NCH a gift of $550,000 to fund clinical work associated with the study of the product candidate that the Company now refers to as AVXS-101 for SMA Type 1 patients, and NCH Foundation agreed in such donation agreement to reference SCF as the “primary sponsor” of such clinical work in all publications issued by NCH Foundation. The Complaint also alleges that NCH breached the donation agreement by not naming SCF as the sponsor of the investigational new drug application (the “IND”) that it filed for AVXS-101. Additionally, the Complaint alleges that the Company and the named Company executives tortiously interfered with SCF’s rights under the donation agreement by assuming sponsorship of the IND under the Company’s exclusive license agreement with NCH. There is no contractual relationship between the Company and SCF. The complaint seeks, among other relief, monetary damages of $500 million and equitable relief, including taking steps to designate SCF as the sponsor of the IND. The Company filed a motion to dismiss this action on October 28, 2016, and the court has yet to rule on this motion.   The Company believes that the Complaint is without merit and intends to vigorously defend itself and its current executives from the allegations.  The Company views the probability of loss in this matter to be remote.

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters, including the matter involving SCF described above, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.          Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2016 and December 31, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Exhibit 99.1, “Risk Factors” to our Current Report on Form 8-K filed on September 7, 2016, and the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Quarterly Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

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

•                  the proposed clinical development pathway for AVXS-101, including the expected trial design for our proposed pivotal clinical trials, and the acceptability of the results of such trials for regulatory approval of AVXS-101 by the FDA or comparable foreign regulatory authorities;

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

•                  our expectations about the outcome of litigation and controversies with third parties, including the lawsuit filed by Sophia’s Cure Foundation;

•                  the impact of laws and regulations; and

•                  our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

You should refer to Exhibit 99.1, “Risk Factors” to our Current Report on Form 8-K filed on September 7, 2016, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

On July 20, 2016, we reported that the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients. The FDA established Breakthrough Therapy Designation to facilitate dialogue between the FDA and the sponsor to provide advice on generating evidence needed to support approval of the therapy in an efficient manner — with more intensive and interactive guidance on an efficient drug development program, an organizational commitment involving the FDA’s senior managers, and eligibility for rolling review and priority review. At the FDA’s request, in September 2016, we participated in a Type B meeting focused on a multidisciplinary, comprehensive discussion of the development program for AVXS-101.  On November 1, 2016, we announced that we have received the FDA’s written minutes from the September 30, 2016 Type B Meeting and that our planned pivotal study of AVXS-101 for the treatment of SMA Type 1 will reflect a single-arm design, using natural history of the disease as a comparator, and enroll approximately 20 patients.

In our ongoing, fully enrolled, Phase 1 clinical trial, we have treated 15 SMA Type 1 patients, divided into two dosing cohorts, as of September 15, 2016, and have observed a favorable safety profile that is generally well-tolerated and have also observed preliminary signs of improved motor function. The U.S. Food and Drug Administration, or FDA, has granted AVXS-101 (i) orphan drug designation for the treatment of all types of SMA, (ii) fast track designation, and as discussed above, (iii) Breakthrough Therapy Designation for AVXS-101 for the treatment of SMA Type 1. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases. We intend to initiate a Phase 1 safety and dosing study of AVXS-101 via intrathecal delivery in patients with SMA Type 2 in the second half of 2016.  Below is a summary of the preliminary results of our ongoing Phase 1 trial as of September 15, 2016:

•                  Data as of September 15, 2016, showed AVXS-101 continued to demonstrate a favorable safety profile and was generally well tolerated, with no new treatment-related safety or tolerability concerns identified.

•                  There have been a cumulative total of 118 adverse events, or AEs, reported as of September 15, 2016, 34 of which were determined to be serious adverse events, or SAEs, and 84 were determined to be non-serious AEs. As previously reported, a total of five AEs in four patients were treatment-related. Two were deemed treatment-related SAEs (experienced by two patients) and three were deemed non-serious AEs (experienced by two patients). All five treatment-related AEs consisted of clinically asymptomatic liver enzyme elevations.

•                  All of the elevated liver enzyme AEs and SAEs were clinically asymptomatic and resolved with prednisolone treatment. There were no clinically significant elevations of gamma: glutamyl transferase, alkaline phosphatase or bilirubin, and as such Hy’s Law was not met.

•                  Other non-treatment-related AEs were expected and were associated with SMA.

•                  As of September 15, 2016, all patients in the proposed therapeutic dosing cohort, or Cohort 2, were “event”-free, with an “event” defined as death or requiring at least 16 hours per day of ventilation support for breathing for greater than two weeks in the absence of an acute reversible illness, or perioperatively. The median age at last follow-up for Cohort 2 is 17.3 months, with the oldest patient in Cohort 2 at 27.4 months of age.

•                  As previously reported, one patient in the low-dose cohort, or Cohort 1, had a pulmonary event after July 1, 2016. The patient had increased use of bi-level positive airway pressure (BiPAP) in advance of surgery related to hypersalivation, a condition experienced by some SMA patients. The event was determined by independent review to represent progression of disease and not to be related to the use of AVXS-101.  On recent follow-up, the BiPAP use had decreased below the “event threshold” and the patient was using BiPAP less than 16 hours per day.

•                  Mean increases in CHOP-INTEND scores of 9.0 points in Cohort 1 and 24.8 points in Cohort 2 were observed, reflecting improvement in motor function. The Children’s Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP-INTEND, is a test developed to measure motor skills of patients with SMA Type 1.

•                  11 out of 12 patients in Cohort 2 achieved CHOP-INTEND scores of at least 40 points.

•                  9 out of 12 patients in Cohort 2 achieved CHOP-INTEND scores of at least 50 points.

•                  3 out of 12 patients in Cohort 2 achieved CHOP-INTEND scores of at least 60, which is in a range considered to be normal.

•                  Patients in Cohort 2, who received the proposed therapeutic dose of AVXS-101, consistently achieved and maintained key developmental motor milestones.

•                  As of September 15, 2016, 11 out of 12 patients achieved head control; 7 out of 12 patients could roll over completely; 11 out of 12 patients could sit with support; and 8 out of 12 patients could sit unassisted, including one patient whose achievement of this milestone was confirmed after September 15, 2016.

•                  In addition, seven patients are able to feed themselves, including one patient whose achievement of this milestone was confirmed after September 15, 2016, and five patients are speaking (one of whom is speaking bilingually).

•                  Four patients are now standing with support, including two whose achievements of this milestone were confirmed after September 15, 2016.

•                  Two patients are now walking independently, including one whose achievement of this milestone was confirmed after September 15, 2016. These two patients each achieved earlier and important developmental milestones such as crawling, standing with support, standing alone and walking with support.

Detailed Cohort 2 motor milestone data is included in the chart below:

Motor Milestone Achievement as of September 15, 2016

Cohort 2: Proposed Therapeutic Dose of 2.0e14 vg/kg	Age at Gene Transfer (months)	Brings Hand to Mouth	Head Control	Rolls Over (partial)	Rolls Over (complete)	Sits with Assistance	Sits Unassisted
E.04	6	X	X	X		X	X
E.05	4	X	X	X	X	X	X
E.06	2	X	X	X	X	X	X
E.07	4	X	X	X		X	X
E.08	8	X
E.09	5	X	X	X	X	X	X
E.10	1	X	X	X	X	X	X
E.11	2	X	X	X		X	X*
E.12	3	X	X	X	X	X	X
E.13	1	X	X	X	X	X
E.14	4	X	X	X	X	X
E.15	2	X	X			X

* Achievement confirmed after September 15, 2016

Prior to our initial public offering in February 2016, we financed our operations primarily through private placements of convertible debt and equity securities. From our inception through December 31, 2015, we had raised an aggregate of $81.5 million from private placements of convertible debt and equity securities. In February 2016, we received an aggregate of $95.0 million in gross proceeds from the sale of 4,750,000 shares of common stock in our initial public offering, and in March 2016, we received an aggregate of $10.6 million in gross proceeds from the sale of 527,941 shares of common stock upon the exercise of the over-allotment option we granted to the underwriters in the initial public offering. In September 2016, we received an aggregate of $158.6 million in gross proceeds from the sale of 4,597,645 shares of common stock in a follow-on underwritten public offering, including the sale of 637,500 shares of common stock upon the exercise of the over-allotment option we granted to the underwriters in the offering.

We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2016 and continue to incur net operating losses for the foreseeable future. As of September 30, 2016, we had an accumulated deficit of $116.2 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

Following the first commercial sale of a NCH licensed product we must begin paying NCH an aggregate low-single digit royalty on net sales of any products covered by the NCH License, subject to reduction in specified circumstances and annual minimum royalties that increase over time. In addition, we must pay NCH a portion of sublicensing revenue received from our sublicense of the licensed technology at percentages between low-double digits and low-teens. On November 6, 2015, the FDA approved our sponsorship of the IND and the transfer of the associated regulatory filing from NCH.

REGENXBIO Inc.

In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc., under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX License. Under the ReGenX License, we paid ReGenX an initial licensing fee of $2.0 million. We are also required to pay ReGenX annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX License, or ReGenX licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of September 30, 2016, we have paid $2.4 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio’s self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1 million, payable across stipulated milestones. We are also required to pay, ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low-double digit percentage of all consideration we receive from any sublicense of the licensed technology. As of September 30, 2016, we have paid the $1.0 million upfront license fee owed under the AskBio License.

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

We typically utilize our employee, consultant and infrastructure resources across our development programs. To date, substantially all of our research and development expenses have been associated with AVXS-101.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, business operations, finance and administrative support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, expenses associated with obtaining and maintaining patents and costs of our information systems. We expect that our general and administrative expense will increase as we operate as a public reporting company and continue to develop and potentially commercialize AVXS-101 and our future product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Interest Income

Interest income primarily consists of any interest income earned on our cash and cash equivalents.

Income Taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, or the Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities and manufacturing, including salaries, employee stock-based compensation and benefits, stock-based compensation expense related to restricted common stock grants and stock warrant issuances to consultants assisting us in the research and development of our product candidates, third-party license fees, and external costs of outside vendors engaged to conduct clinical trials and preclinical development activities.

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

Stock-Based Compensation

We account for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Our stock-based compensation awards have historically consisted of stock options, restricted stock units and shares of restricted stock. In addition, certain other equity transactions involving our directors and executive officers have had a compensatory element, which we also account for as stock-based awards. Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees with only service-based vesting conditions is recognized on a straight-line basis over the requisite service vesting portion of the award as if the award was, in substance, multiple awards, or the Graded Vesting Attribution Method, based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non-employees with only service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, using the Graded Vesting Attribution Method. Compensation expense related to awards to employees with only performance-based vesting conditions is recognized based on the estimated grant date fair value of the award over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees with only performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable.

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

The following summarizes the assumptions we used to estimate the fair value of stock options that we granted for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected volatility	97.82%	80.80%	92.46%	80.80%
Risk-free interest rate	1.10%	1.89%	1.42%	1.89%
Expected terms (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

In addition to stock options and stock warrants, we have also incurred stock-based compensation expense in connection with other equity transactions involving employees and directors.

In January 2014, we issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar, a director of the company, pursuant to a consulting agreement for scientific advisory services to be performed by Dr. Kaspar. Of these shares, 583,597 shares were vested at the time of grant. The remaining shares vested in full on January 1, 2016, upon the effectiveness of Dr. Kaspar’s employment agreement. The non-vested shares under the award were revalued each period until they vested. Compensation expense is recorded utilizing the Graded Vesting Attribution Method. The award had a grant date fair value of $3.5 million. As a result of the vesting in full of the 1,750,794 unvested shares, we recorded $10.4 million for the nine months ended September 30, 2016 to research and development expense, as compared to $8.7 million for the nine months ended September 30, 2015 related to the grant.

In addition, under the restricted stock purchase agreement, or RSPA, we are obligated to indemnify Dr. Kaspar against certain adverse tax events with respect to the shares of our common stock he purchased under the agreement, and such obligation survived the termination of the RSPA effective January 1, 2016. Dr. Kaspar purchased the shares at a price of $0.00007 per share, which was the par value of the shares. Based on our estimate of the fair market value per share of our common stock as of the date of the RSPA of $1.51 per share, Dr. Kaspar purchased these shares at a discount of $1.514 per share. Therefore, we estimate that we are contractually obligated to indemnify Dr. Kaspar for the tax he owes on the imputed income of $3.5 million, based on the difference between the fair market value of the restricted share grant and the purchase price paid. We estimate our total indemnity obligation will be approximately $4.2 million, including gross-up, interest and penalties. As a result, we accrued approximately $4.1 million at December 31, 2015, and approximately $4.2 million at September 30, 2016, representing our best estimate of the ultimate tax indemnification. We expect to pay this amount in 2016.

The table below summarizes the stock-based compensation expense recognized in our statements of operations by type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee stock options	$4,623,081	$1,848,624	$22,010,557	$2,719,702
Restricted stock grant to consultant	—	4,952,499	—	14,464,714
Employee restricted stock units	702,376	—	702,376	—
Warrants issued to consultant	—	—	—	358,637
	$5,325,457	$6,801,123	$22,712,933	$17,543,053

The table below summarizes the stock-based compensation expense recognized in our statements of operations by classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$2,652,494	$5,312,380	$15,403,252	$15,234,608
General and administrative	2,672,963	1,488,743	7,309,681	2,308,445
	$5,325,457	$6,801,123	$22,712,933	$17,543,053

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

To estimate the fair value of our common stock before the commencement of public trading of our common stock, valuation estimates were prepared by management, and provided to our board of directors, in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the AICPA Practice Guide), as well as independent third-party valuations. These valuations were based on a number of objective and subjective factors, including external market conditions affecting our industry sector, the prices at which we sold shares of common stock, and the likelihood of achieving a liquidity event, such as an initial public offering. For more information regarding these valuations, see our Annual Report on Form 10-K.

Utilization of Net Operating Loss Carryforwards

As of December 31, 2015, we had federal net operating loss, or NOL, carryforwards of $16.5 million, which may be available to offset future income tax liabilities and begin to expire in 2032. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, the NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future. If we experience such an ownership change in connection with our previous offerings, including our initial public offering, our recently completed follow-on public offering, or future offerings, the tax benefits related to the NOL carryforwards may be further limited or lost.  As of December 31, 2015, we had state NOL carryforwards of $7.7 million, which expire in 2027.

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOLs. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2016 and December 31, 2015.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015, together with the dollar increase or decrease in those items:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Period-to-Period Change	2016	2015	Period-to-Period Change
Net revenue	$—	$—	$—	$—	$—	$—
Operating expenses
General and administrative	7,082,683	3,740,077	3,342,606	17,324,863	6,651,233	10,673,630
Research and development	14,097,713	6,289,350	7,808,363	40,542,323	18,756,214	21,786,109
Total operating expenses	21,180,396	10,029,427	11,150,969	57,867,186	25,407,447	32,459,739
Interest income	98,588	88,769	9,819	230,313	94,410	135,903
Net loss	$(21,081,808)	$(9,940,658)	$(11,141,150)	$(57,636,873)	$(25,313,037)	$(32,323,836)

General and Administrative

General and administrative expense increased from $3.7 million for the three months ended September 30, 2015, to $7.1 million for the three months ended September 30, 2016. This increase was primarily attributable to increases of $1.2 million in non-cash stock-based compensation and $0.4 million in salaries and personel-related costs, as well as an increase of $1.8 million in other administrative costs driven by increased headcount across all general and administrative functions, from 9 employees as of December 31, 2015 to 15 employees as of September 30, 2016 to support our overall growth.

General and administrative expense increased from $6.7 million for the nine months ended September 30, 2015, to $17.3 million for the nine months ended September 30, 2016. This increase was primarily attributable to increases of $5.0 million in non-cash stock-based compensation, $1.8 million in salaries and personnel-related costs, $1.3 million in legal, professional and consulting fees and $2.5 million in other administrative costs.

Research and Development

Research and development expense increased from $6.3 million for the three months ended September 30, 2015, to $14.1 million for the three months ended September 30, 2016. The increase was primarily attributable to increases of $8.3 million in third-party clinical and manufacturing research and development expense associated with the SMA Type 1AVXS-101 Phase 1 clinical trial and clinical trial product manufacturing and $2.1 million in salaries and personnel-related expenses, driven by increased headcount across all research and development and manufacturing functions from 11 employees as of December 31, 2015 to 44 employees as of September 30, 2016, partially offset by a decrease of $2.6 million in non-cash stock-based compensation due to the vesting in full in fiscal year 2015 of Dr. Brian Kaspar’s 1,750,794 unvested shares pursuant to his 2014 restricted common stock grant.

Research and development expense increased from $18.8 million for the nine months ended September 30, 2015, to $40.5 million for the nine months ended September 30, 2016. The increase was primarily attributable to increases of $17.1 million in third-party research and development expense, $5.8 million in salaries and personnel-related expenses and $0.2 million in non-cash stock-based compensation, partially offset by a decrease of $1.4 million in license fees.

We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the development of AVXS-101 and future product candidates.

Interest Income

Interest income for the three months and nine months ended September 30, 2016 and September 30, 2015 consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our research and development and operating activities primarily through equity financings, including $98.2 million and $149.1 million of net proceeds from our initial public offering and our follow-on public offering, respectively, $80.5 million of aggregate net proceeds from private placements of stock, prior to our initial public offering, and $1.0 million in net proceeds from the issuance of convertible debt. Prior to the completion of our initial public offering in February 2016, we had issued four separate classes of stock, defined as common stock, Class B-1, Class C and Class D, and we had issued warrants exercisable for shares of a fifth class of stock, defined as Class B-2. Due to the preferential distributions that the holders of Classes B-1, B-2, C and D stock were entitled to receive, for accounting purposes, these shares have been classified as ‘‘preferred stock,’’ with our common stock classified as ‘‘common stock’’ in our consolidated financial statements and related notes, and we similarly refer to these shares as ‘‘preferred stock’’ and ‘‘common stock’’ throughout this Quarterly Report. Upon the completion of our initial public offering, all of our outstanding shares of preferred stock converted into shares of common stock.

As of September 30, 2016, we had cash and cash equivalents of $263.6 million and had no debt outstanding.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(33,198,347)	$(6,305,900)
Net cash used in investing activities	(11,702,171)	(76,920)
Net cash provided by financing activities	246,290,727	72,969,569
Net increase in cash and cash equivalents	$201,390,209	$66,586,749

Operating Activities

For the nine months ended September 30, 2016, our net cash used in operating activities of $33.2 million primarily consisted of a net loss of $57.6 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $22.7 million in adjustments for non-cash items and $1.7 million in net cash provided by changes in working capital items. The $1.7 million in net cash provided by changes in working capital represents primarily a $5.3 million increase in accounts payable and accrued expenses, partially offset by a $3.8 million decrease in prepaid expenses and other current assets and other long-term assets. Adjustments for non-cash items consisted of $22.7 million of stock-based compensation expense, of which $10.4 million was associated with the vesting in full of the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to an increase in accrued expenses and accounts payable, partially offset by an increase in prepaid expenses.

For the nine months ended September 30, 2015, our net cash used in operating activities of $6.3 million primarily consisted of a net loss of $25.3 million, primarily attributable to our spending on research and development, partially offset by $18.0 million in adjustments for non-cash items and $1.0 million in cash provided by changes in working capital items. Adjustments for non-cash items primarily consisted of $15.3 million of non-cash research and development expense (of which $14.5 million was associated with the restricted stock grant to Dr. Kaspar, $0.5 million was associated with the issuance of shares of our common stock to NCH under the terms of the NCH License and $0.3 million was associated with stock warrants granted to a consultant), as well as $2.7 million of employee stock-based compensation expense. The change in working capital was primarily attributable to an increase in accounts payable and accrued expenses.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities consisted of $11.7 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.  For the nine months ended September 30, 2015, net cash used in investing activities was less than $0.1 million.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities of $246.3 million consisted primarily of funds raised from our initial public offering, which closed in February 2016, and our follow-on underwritten public offering, which closed in September 2016. For the nine months ended September 30, 2015, net cash provided by financing activities of $73.0 million consisted of $5.0 million from the issuance of Class C preferred stock upon the achievement of certain milestones contained within the Class C preferred stock purchase agreement, $2.5 million in proceeds from the issuance of Class B-1 preferred stock upon the achievement of certain milestones contained within the Class B preferred stock purchase agreement, $0.7 million received upon the exercise of stock options and warrants, and $64.8 million in proceeds from the issuance of Class D preferred stock, net of issuance costs.

Future Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved gene therapy products or drug therapies and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our gene therapy core business. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize AVXS-101. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We also expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2019. We intend to devote the majority of our capital resources for clinical development and regulatory approval of AVXS-101. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Our future commercial revenue, if any, will be derived from sales of therapy products that we do not expect to be commercially available for several years, if at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing, if needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

In July 2015, we entered into a lease agreement for 4,795 square feet of office space for our headquarters in Bannockburn, Illinois.  In August 2016, we amended the lease agreement to relocate into 15,688 square feet in the same building and terminate the existing lease with respect to the 4,795 square feet at no cost to the Company.  The amended lease term expires in May 2024. The amended lease agreement provides for annual escalation in rent payments during the lease term and provides us with a one-time right to terminate the lease effective as of the last day of the sixty-fifth full calendar month of the lease subject to a termination fee. We are amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

Future minimum lease payments are as follows:

Year ending December 31,
2016	$20,379
2017	260,903
2018	403,451
2019	411,285
2020	419,119
Thereafter	1,490,419
Total	$3,005,556

During the nine months ended September 30, 2016, there were no other material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of September 30, 2016, we had cash and cash equivalents totaling $263.6 million. Cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below.

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

Status of Remediation of Material Weaknesses

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to our material weaknesses, including:

•                  the appointment of a Chief Financial Officer in August 2015;

•                  the appointment of a Vice President - Corporate Controller in September 2015;

•                  the hiring of additional accounting support staff in the second, third and fourth quarters of 2016;

•                  the establishment of formalized accounting policies and procedures and internal controls; and

•                  the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

In addition, we continue to seek additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes. We will also continue to formalize our accounting policies and internal controls documentation and strengthen supervisory reviews by our management. Although we have taken significant steps to remediate the aforementioned material weaknesses, in connection with the preparation of our September 30, 2016 financial statements, our management determined that these material weaknesses continued to exist as of September 30, 2016. Notwithstanding the material weaknesses described above, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

PART II.               OTHER INFORMATION

Item 1.   Legal Proceedings

For this item, please refer to Note 9, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.                Risk Factors

The discussion of our business and operations discussed in this report should be read together with the risk factors contained in Exhibit 99.1, “Risk Factors,” to our Current Report on Form 8-K filed on September 7, 2016 (the “Current Report”), which are incorporated by reference herein and which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.  There are no material changes from the risk factors as previously disclosed in the Current Report, except as noted below:

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

•                  the FDA may not accept data generated at our clinical study sites;

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

•                  we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations, and the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations will affect our profitability;

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

Success in preclinical studies or early clinical trials, including in our ongoing Phase 1 clinical trial, may not be indicative of results obtained in later trials or provide support for submission of a marketing application.

Results from preclinical studies or early stage clinical trials such as our ongoing Phase 1 clinical trial are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. AVXS-101 may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies and thus far in our ongoing phase 1 clinical trial. The clinical trial process may fail to demonstrate that AVXS-101 is safe for humans and effective for indicated uses. This failure would cause us to abandon AVXS-101, which is currently our only product candidate. Our ongoing Phase 1 clinical trial has involved a small patient population and the duration of treatment has been relatively short. In addition, our ongoing Phase 1 clinical trial of AVXS-101 does not include a placebo control. Based on the feedback we received from the FDA during our Type B meeting held on September 30, 2016 and the meeting minutes, our planned pivotal trial of AVXS-101 will reflect a single-arm design and will use natural history of the disease as a comparator. We are still evaluating the details of the trial design, and we may determine that the pivotal trial needs to demonstrate efficacy over a longer period than we have observed to date. Because of the small sample size and other changes to the design of the clinical trial that we expect in our pivotal trial, the results of our ongoing Phase 1 clinical trial may not be indicative of results of future clinical trials, including our proposed pivotal trial.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. In our ongoing Phase 1 clinical trial of AVXS-101, we have used event-free survival as the primary efficacy endpoint, with an “event” defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively.  Although none of the patients receiving the proposed therapeutic dose of AVXS-101 had experienced an event as of September 15, 2016, one patient in the low-dose cohort experienced an event as classified by an independent Data Safety Monitoring Board, that was determined by independent review to represent progression of disease and not to be related to the use of AVXS-101. Clinical trials are inherently unpredictable, and there are no assurances that these patients will not experience another event for the duration of the Phase 1 trial. Furthermore, although the FDA indicated its preference for survival, such as time to an event, as a co-primary endpoint for the pivotal trial, there is no assurance that the FDA will determine event-free survival to be an acceptable efficacy endpoint following its review of the final results of the pivotal trial. While the FDA also indicated its preference for the pivotal trial to include the achievement of certain motor milestones, such as sitting unassisted, as a potential co-primary endpoint, there is no assurance that the FDA will determine that the achievement of these milestones will be an acceptable efficacy endpoint following its review of the final results of the pivotal trial. The FDA may not accept either or both of these endpoints as a measure of efficacy, which could result in a delay in approval of AVXS-101. The Company may choose not to implement co-primary endpoints in the pivotal trial, which could result in a delay in approval of AVXS-101. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

In addition, the FDA has strongly recommended that at the completion of our Phase 1 clinical trial, we request an end-of-Phase 1 meeting to evaluate the adequacy of data to support future product development, including a discussion of whether the data from the Phase 1 clinical trial might provide the substantial evidence necessary to support a marketing application. There can be no assurance that after our end-of-Phase 1 meeting, the FDA will agree that the data from the Phase 1 clinical trial provides the evidence necessary to support a marketing application. Even if we determine to submit a marketing application based on the data from the Phase 1 clinical trial, there can be no assurance that such application will be approved or that we will receive marketing approval of AVXS-101 on a timely basis or at all.

As an organization, we are in the process of conducting our first Phase 1 clinical trial, and have never conducted pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including AVXS-101.

We will need to successfully complete our ongoing Phase 1 clinical trial and complete pivotal clinical trials in order to obtain FDA approval to market AVXS-101. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are in the process of conducting our first Phase 1 clinical trial, have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a BLA for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of AVXS-101 will be required or how such trials should be designed. Although we received feedback from the FDA on the design of our pivotal trial during our Type B meeting held on September 30, 2016 and in the minutes of that meeting, there is no assurance that our pivotal trial design will be sufficient for FDA approval. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of AVXS-101. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVXS-101.

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

New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may delay the initiation of future clinical trials, or otherwise change our development plans, for AVXS-101, or may render our product candidates obsolete or noncompetitive. Competition in drug development is intense. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

We are aware of several companies, including Voyager Therapeutics, Inc. and Généthon, focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against AVXS-101. In addition to a gene therapy-based solution such as AVXS-101, alternative approaches for the treatment of SMA include alternative splicing and neuroprotection. Alternative splicing seeks to achieve more efficient production of full-length SMN protein from the SMN2 gene. Companies utilizing this approach include Ionis Pharmaceuticals, Inc., which, together with its licensee Biogen, has completed Phase 3 clinical trials for SMA Type 1 and announced that it would be filing a new drug application with the FDA in the near future and that it met the primary endpoint in the interim analysis of its Phase 3 clinical trial for SMA Type 2, PTC Therapeutics and Roche Holding Ltd, which is conducting Phase 1 clinical trials across all SMA types and Novartis Corporation, which is conducting Phase 2 clinical trials for SMA Type 1 patients in the EU. Neuroprotectants seek to mitigate the loss of motor neurons. Trophos SA, which has been acquired by Roche Holding Ltd, has completed its Phase 3 clinical trial of its lead neuroprotectant product candidate, Olesoxime (TRO19622), in patients between the ages of three and 25 with SMA Types 2 and 3.

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

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

We currently depend, and will continue to depend, on our license agreements, including our agreements with NCH and our agreements with ReGenX and AskBio, whereby we obtain rights in certain patents and patent applications owned by the Trustees of the University of Pennsylvania and the University of North Carolina, respectively. Further development and commercialization of AVXS-101 may, and development of any future product candidates will, require us to enter into additional license or collaboration agreements, including, potentially, additional agreements with NCH or any of our other licensors. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•                  not be able to obtain any other licenses on acceptable terms, if at all; or

•                  incur liability for damages.

In addition, as described in Note 9, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, Sophia’s Cure Foundation, or SCF, has filed a complaint alleging that our performance under our license agreement with NCH, including our sponsorship of the IND and clinical trial for AVXS-101, interferes with SCF’s rights under a donation agreement that SCF entered into with NCH in 2012. If this claim is successful, it may adversely affect our rights and ability to advance AVXS-101 as a clinical candidate or subject us to liability for monetary damages, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On February 10, 2016, our Registration Statement on Form S-1 (File No. 333-209019) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4,750,000 shares of common stock at a price to the public of $20.00 per share.  Goldman, Sachs & Co. and Jefferies LLC acted as joint book-running managers of the offering, BMO Capital Markets Corp. acted as lead manager and Chardan acted as co-manager.  We granted the underwriters a 30-day over-allotment option to purchase an additional 712,500 shares of common stock at a price of $20.00 per share, less the underwriting discount.  The offering closed on February 17, 2016 with respect to the 4,750,000 shares of common stock.

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

In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our underwritten public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 11, 2016.

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

AVEXIS, INC.

Date: November 10, 2016	By:	/s/ Thomas J. Dee
Thomas J. Dee
Senior Vice President, Chief Financial Officer
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

10.1

First Amendment to Office Lease dated July 15, 2016 between the Registrant and Wanxiang Bannockburg, L.L.C. (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S-1 filed on August 24, 2016).

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