Form 10-K
period 2016-12-31
AveXis, Inc.
filed 2017-03-16
CIK 1652923

Use these links to rapidly review the document
TABLE OF CONTENTS [Check later]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 001-37693

AVEXIS, INC.

State of Delaware Incorporated under the Laws of the	90-1038273 I.R.S. Employer Identification No.
2275 Half Day Rd, Suite 200 Bannockburn, Illinois 60015 (847) 572-8280

        Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001, par value	The NASDAQ Stock Market LLC

        Securities registered pursuant to Section 12(g) of the Exchange Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant's common stock for the last business day of the registrant's most recently completed second fiscal quarter: $572,777,155

        As of March 14, 2017, 27,739,724 shares of common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders.

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

  •
  our expectations regarding timing for meetings with regulatory agencies;

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

  •
  our ability to identify, license and develop new product candidates;

  •
  our ability to identify, recruit and retain key personnel;

  •
  our and our licensors' ability to protect and enforce our intellectual property protection for AVXS-101, and the scope of such protection;

  •
  our financial performance;

  •
  the development of and projections relating to our competitors or our industry;

  •
  our expectations about the outcome of litigation and controversies with third parties, including the lawsuit filed by Sophia's Cure Foundation;

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

TABLE OF CONTENTS [Check later]

PART I

Item 1.    Business

Overview

        We are a clinical-stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life-threatening neurological genetic diseases. Our initial product candidate, AVXS-101, is our proprietary gene therapy product candidate. We recently completed our Phase 1 clinical trial for AVXS-101 for the treatment of spinal muscular atrophy Type 1, or SMA Type 1, the leading genetic cause of infant mortality. SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. The survival motor neuron protein, or SMN, is a critical protein for normal motor neuron signaling and function. Patients with SMA Type 1 either have experienced a deletion of their SMN1 genes, which prevents them from producing adequate levels of functional SMN protein, or carry a mutation in their SMN1 gene. AVXS-101 is designed to deliver a fully functional human SMN gene into the nuclei of motor neurons that then generates an increase in SMN protein levels and we believe this will result in improved motor neuron function and patient outcomes.

        In our fully enrolled Phase 1 clinical trial, we treated 15 SMA Type 1 patients, divided into two dosing cohorts, and observed a favorable safety profile and that AVXS-101 is generally well-tolerated. As of January 20, 2017, all patients in the study have survived (in contrast to the independent, peer-reviewed natural history study for patients with SMA Type 1 described further in "Background on Spinal Muscular Atrophy—SMA Type 1"). Additionally, we have observed improved motor function, including the attainment of motor milestones such as the ability to sit unassisted, crawl, stand and walk, that are essentially never seen among untreated patients suffering from SMA Type 1. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have each granted AVXS-101 orphan drug designation for the treatment of SMA, and the FDA has granted AVXS-101 fast track designation for the treatment of SMA Type 1. The FDA granted breakthrough therapy designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients, and the EMA granted access into its PRIority MEdicines, or PRIME, program for AVXS-101 for the treatment of SMA Type 1. Pending the outcome of our planned Type B meeting with the FDA to discuss chemistry, manufacturing and controls, or CMC, which has been rescheduled to May 1, 2017, we intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in the United States during the first half of 2017 and in Europe during the second half of 2017, and we also intend to initiate a Phase 1 safety and dose escalation study of AVXS-101 via intrathecal delivery in patients with SMA Type 2 in the second quarter of 2017. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases.

        SMA is a severe neuromuscular disease characterized by the loss of motor neurons leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births. SMA is generally divided into sub-categories termed SMA Type 1, 2, 3 and 4. SMA, and the SMA sub-types, are diagnosed first by identifying the existence of a genetic defect in the SMN1 gene and then by determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity. If insufficient protein is expressed, muscles do not develop properly. In the incident population, approximately 60% of SMA patients have Type 1, the most severe type of SMA, with observation of disease symptoms within six months of birth. Patients with SMA Type 1 have difficulty breathing and swallowing and in terms of motor function, will never develop the strength to sit up independently or the ability to crawl or walk. Patients with SMA Type 1 frequently die in early childhood due to complications related to respiratory failure resulting from motor neuron degeneration. The standard of care for patients with SMA has been generally limited to palliative therapies, including life-long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy. In December 2016, the FDA approved SPINRAZA™ (nusinersen), developed by Biogen and Ionis Pharmaceuticals, Inc., for the treatment of SMA. Nusinersen involves a different approach to treating SMA from AVXS-101, called alternative splicing, which seeks to achieve increased production of full-length SMN protein from the back-up SMN2 gene. However, we believe that there remains significant interest in a gene replacement therapy for SMA that can act on the underlying defect in the primary gene (SMN1) and that can provide enhanced survival and motor function benefit via a one-time dose.

        We believe gene therapy is a therapeutic approach that is well-suited for the treatment of SMA due to the monogenic nature of the disease, meaning it is caused by mutations in or deletions of a single gene. AVXS-101 is designed to possess the key elements of an optimal gene therapy approach to SMA, potentially enabling a one-time dose regimen: delivery of a fully functional human SMN gene into target motor neuron cells; production of sufficient levels of SMN protein required to improve motor neuron function; and rapid onset of effect in addition to sustained SMN gene expression. AVXS-101 utilizes a non-replicating adeno-associated virus, or AAV, capsid to deliver a functional copy of a human SMN gene to the patient's own cells without modifying the existing DNA of the patient. Unlike many other capsids, the AAV9 capsid utilized in AVXS-101 crosses the blood-brain barrier, a tight protective barrier which regulates the passage of substances between the bloodstream and the brain, thus allowing for intravenous administration. In addition, AAV9 has been observed in preclinical studies to efficiently target motor neuron cells when delivered via either intrathecal or intravenous administration. AVXS-101 has a self-complementary DNA sequence that enables rapid onset of effect and a continuous promoter that is intended to allow for continuous and sustained SMN gene expression.

        In April 2014, an open-label, dose-escalation Phase 1 clinical trial of AVXS-101 in patients with SMA Type 1 was initiated at Nationwide Children's Hospital in Columbus, Ohio, or NCH. In December 2015, we had fully enrolled our Phase 1 trial, having dosed a total of 15 patients in the trial. The primary analysis for efficacy was assessed in January 2017 when all patients reached 13.6 months of age. We will conduct a follow-up safety analysis when the last patient enrolled in the trial reaches 24 months post-dose. The primary outcome measure of the trial was safety and tolerability. The key measures of efficacy were time from birth until an "event," which was defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively, and video confirmed achievement of ability to sit unassisted. In September 2014, dosing was completed for the first cohort of three patients, who received a dose of AVXS-101 administered at 6.7 × 1013 vector genomes per kilogram, or vg/kg, or the low dose, and in December 2015, we completed the dosing of 12 patients in the second cohort, who received the 2.0 × 1014 vg/kg dose, or the proposed one-time therapeutic dose. Use of the term "proposed therapeutic dose" does not imply that we have established efficacy, but this one-time dose is the dosing level that we presently intend to evaluate in future trials. We will likely be required to conduct a pivotal trial followed by review and approval of the product candidate by the FDA before making any claims of efficacy as to our product candidate or the appropriate dose.

        Based on the top-line results of the trial reported at the primary analysis for efficacy as of January 20, 2017, no patient receiving the proposed therapeutic dose of AVXS-101 has experienced an event. As of January 20, 2017, all patients have experienced improvement in motor function relative to their baseline measurement, as measured by The Children's Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP INTEND, a test developed to measure motor skills of patients with SMA Type 1. Mean increases from baseline in CHOP INTEND scores of 7.7 points in the low-dose cohort and 24.7 points in the proposed therapeutic-dose cohort were observed, reflecting improvement in motor function. At the most recent evaluations prior to January 20, 2017, eleven out of 12 patients (92%), 10 out of 12 patients (83%) and two out of 12 patients (17%) in the proposed therapeutic-dose cohort have achieved CHOP INTEND scores of at least 40 points, 50 points or 60 points, respectively. Two patients achieved the maximum CHOP INTEND score of 64. A CHOP INTEND score of 60 points is in a range considered to be normal. Based on our observations to date, we believe that increases in CHOP INTEND motor assessments appear to be age, baseline CHOP INTEND score and dose-dependent. In addition, as of January 20, 2017, 11 of 12 patients (92%) in the proposed therapeutic-dose cohort achieved head control, nine of 12 patients (75%) could roll a minimum of 180 degrees from back to both left and right, and 11 of 12 patients (92%) could sit with assistance. For the end-of-study assessment, we evaluated three validated and well-established measures of sitting unassisted for periods of increasing duration. Nine of 12 patients (75%) could sit unassisted for at least five seconds, seven of 12 patients (58%) could sit unassisted for at least 10 seconds and five of 12 patients (42%) could sit unassisted for 30 seconds or more. Two patients could walk independently and each had achieved earlier and important developmental milestones, such as standing with support, standing alone and walking with support. These milestone achievements were assessed and adjudicated by an independent third party reviewer using video evidence. As of January 20, 2017, AVXS-101 appears to have a favorable safety profile and appears to be generally well-tolerated in the Phase 1 patients studied to date.

        We have an exclusive, worldwide license with Nationwide Children's Hospital, or NCH, under certain patent applications related to both the intravenous and intrathecal delivery of AVXS-101 for the treatment of all types of SMA, and an exclusive, worldwide license from a predecessor to REGENXBIO Inc., or REGENXBIO, under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to REGENXBIO, to use the AAV9 capsid for the in vivo gene therapy treatment of SMA in humans. In addition, we have a non-exclusive, worldwide license agreement with Asklepios BioPharmaceutical Inc., or AskBio, under certain patents and patent applications owned by the University of North Carolina and licensed to AskBio for the use of its self-complementary DNA technology for the treatment of SMA.

        In 2013, AveXis entered into an exclusive license agreement with NCH. We formed a collaboration with NCH to explore the use of gene therapy for the treatment of SMA and secured our first institutional investors and expanded our leadership team. Our current operations are a result of this collaboration with NCH and research conducted by our Chief Scientific Officer, Brian Kaspar, Ph.D. Dr. Kaspar has over 20 years of gene therapy experience, and is currently on entrepreneurial leave of absence from NCH to serve full-time as AveXis' Chief Scientific Officer. NCH is a leading pediatric gene therapy research institute.

        On July 20, 2016, we reported that the FDA granted breakthrough therapy designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients. The FDA established breakthrough therapy designation to facilitate dialogue between the FDA and the sponsor to provide advice on generating evidence needed to support approval of the therapy in an efficient manner with more intensive and interactive guidance on an efficient drug development program, an organizational commitment involving the FDA's senior managers, and eligibility for rolling review and priority review. At the FDA's request, in September 2016, we participated in a Type B meeting focused on a multidisciplinary, comprehensive discussion of the development program for AVXS-101. On November 1, 2016, we announced that we had received the FDA's written minutes from the September 30, 2016 Type B Meeting and that our planned pivotal trial of AVXS-101 for the treatment of SMA Type 1 will reflect a single-arm design, using natural history of the disease as a comparator, and enroll approximately 20 patients. We anticipate that we will conduct a Type B CMC meeting with the FDA on May 1 2017, and, pending the outcome of this meeting, we intend to initiate the pivotal trial in the United States during the first half of 2017. Following the Type B CMC meeting with the FDA, we intend to schedule an End of Phase 1 meeting with the FDA in the second or third quarter of 2017 to discuss the potential that our Phase 1 study of AVXS-101 may contain the "substantial evidence of effectiveness" to support a license application.

        On January 31, 2017, we announced that the EMA granted AVXS-101 access into its PRIME program for therapy for the treatment of SMA Type 1. The PRIME application was based on data from both preclinical evaluations and the Phase 1 clinical trial of AVXS-101 as of September 15, 2016. PRIME is intended to enhance support for the development of medicines—specifically those that may offer a major therapeutic advantage over existing treatments or benefit patients without treatment options—through early and proactive support by EMA to optimize the generation of robust data and development plans, and potentially expedite the assessment of the marketing authorization application so these medicines may reach patients sooner. On February 6, 2017, we announced that our planned pivotal trial of AVXS-101 in SMA Type 1 in the European Union will reflect a single-arm design, using natural history of the disease as a comparator, and will enroll approximately 30 patients. This update was based on the receipt of the Scientific Advice response from the Scientific Advice Working Party within the Committee for Medicinal Products for Human Use of the EMA. Pending the outcome of our planned Type B CMC meeting [and a comprehensive program review with the EMA, that we expect to be scheduled in the second or third quarter of 2017], we intend to initiate the pivotal trial in Europe during the second half of 2017. In addition, the EMA has indicated that it wishes to discuss the potential that the data from our Phase 1 study of AVXS-101 may meet the evidentiary requirements for the conditional approval pathway in the European Union.

        To execute on AveXis' mission, we have assembled a management team that includes individuals with expertise in gene therapy, regulatory development, product and clinical development, manufacturing, medical affairs and commercialization, with a history of success in building and operating innovative biotechnology and healthcare companies focused on rare and life-threatening diseases. This team is led by our President and Chief Executive Officer, Sean P. Nolan, who brings 25 years of broad leadership and management experience in the biopharmaceutical industry to AveXis. Most recently Mr. Nolan was the chief business officer of InterMune, Inc. where he led multiple functions across the organization, including North American commercial operations, global marketing, corporate and business development, and global manufacturing and supply chain. Our other management team members also have successful track records developing and commercializing drugs through previous experiences at companies such as Abbott Laboratories, Amgen, Auspex, Centocor, InterMune, Hospira, MedImmune, Novartis, Pfizer, Daiichi Sankyo and Quest Diagnostics.

Our Strategy

        We are building a patient-centric business with the goal of developing innovative gene therapy treatments that transform the lives of patients and their families suffering from rare and life-threatening neurological genetic diseases. In order to accomplish this goal, we plan to execute on the following key strategies:

  •
  Rapidly advance our SMA Type 1 program through clinical trials in the United States.  We recently announced the completion of our fully-enrolled, open-label, dose-escalation Phase 1 clinical trial of AVXS-101 in patients with SMA Type 1 at NCH, in which we dosed a total of 15 patients in two dosing cohorts. The FDA has granted AVXS-101 orphan drug designation for the treatment of all types of SMA, fast track designation for the treatment of SMA Type 1 and breakthrough therapy designation for the treatment of SMA Type 1 in pediatric patients. Our planned U.S. pivotal trial of AVXS-101 for the treatment of SMA Type 1, which we intend to initiate in the first half of 2017 pending the outcome of our Type B CMC meeting with the FDA, will reflect a single-arm design, using natural history of the disease as a comparator, and enroll approximately 15 patients.

  •
  Expand the development of AVXS-101 into SMA Types 2 and 3.  Based on preclinical data and our preliminary clinical observations to date, we believe AVXS-101 may also have the ability to treat patients with SMA Types 2 and 3, which result from the same genetic defect as SMA Type 1. We intend to initiate a Phase 1 safety and dosing escalation study of AVXS-101 via intrathecal delivery in patients with SMA Type 2 in the second quarter of 2017.

  •
  Advance the development of AVXS-101 outside of the United States.  The incidence, standard of care and prognosis of SMA globally are generally consistent. With no approved treatments as of the date of this Annual Report on Form 10-K, we believe there is significant unmet need for patients suffering from SMA outside the U.S. In January 2017, we announced that the EMA granted AVXS-101 access into its PRIME program for the treatment of SMA Type 1. Pending the outcome of our Type B CMC meeting with the FDA and a comprehensive program review with EMA, expected to be scheduled in the second or third quarter of 2017, we intend to initiate our European pivotal trial of AVXS-101 for SMA Type 1 during the second half of 2017. In February 2017, we announced that this pivotal trial will reflect a single-arm design, using natural history of the disease as a comparator, and will enroll approximately 30 patients.

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

  •
  Continue to invest in and develop robust and sustainable manufacturing processes and multiple supply sources to ensure the supply of high-quality products.  To date, our manufacturing processes have been consistent with the stage of product development that we are in. We have evaluated and are implementing a plan to scale up a manufacturing process to meet our needs in later-stage clinical trials. Based on emerging data from our intended current commercial good manufacturing practice, or cGMP, development work and ongoing discussions with the FDA, we made the strategic decision to use our intended cGMP derived product in all future studies of AVXS-101, including our planned trial of AVXS-101 for SMA Type 2. In addition to engaging third-party manufacturers, we are building our own commercial scale cGMP-compliant manufacturing facility to provide multiple long-term supply alternatives to meet commercial demand in the event that AVXS-101 receives marketing approval.

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

  •
  Continue to develop a strong, collaborative network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders and research institutions, to inform our clinical development and commercialization strategies.  We believe that it is imperative to put the patient at the center of our focus, and we intend to continue to work and listen closely to key stakeholders to ensure that we clearly understand their issues, insights and recommendations. The feedback from and collaboration with these groups have and will continue to inform our key strategies to transform the lives of patients and their families suffering from rare and life-threatening neurological genetic diseases with safe and effective therapies.

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

        Using gene therapy, physicians can introduce or re-introduce genes that encode for a therapeutic protein. Instead of providing proteins or other therapies externally and dosing them over a long period, we believe gene therapy offers the possibility of dosing a patient once to achieve a long-term, durable benefit. Gene therapies are typically comprised of three elements: a transgene, a promoter and a delivery mechanism such as our AAV9 capsid. Once the therapeutic gene is transferred to a patient's cells, we believe the cells may be able to continue to produce the therapeutic protein for years or, potentially, the rest of the patient's life. As a result, gene therapy has the potential to transform the way these patients are treated by addressing the underlying genetic defect.

Background on Spinal Muscular Atrophy

        SMA is a severe neuromuscular disease characterized by the loss of motor neurons leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births, and one in 50 people are carriers of the SMA gene (approximately six million Americans). SMA is generally divided into sub-categories termed SMA Type 1, 2, 3 and 4. SMA, and the SMA sub-types, the genetic diagnosis is made by first identifying the existence of a genetic defect in the SMN1 gene and then determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity. If insufficient protein is expressed, muscles do not develop properly. Patients that have SMA Type 1, the most severe type of SMA, have an onset of symptoms within six months of birth, have difficulty breathing and swallowing and will never develop the strength or muscle control to sit up independently or the ability to crawl or walk. SMA Type 1 patients frequently die in early childhood due to complications related to respiratory failure resulting from motor neuron degeneration. Although SMA Types 2, 3 and 4 are generally less severe than SMA Type 1, they still present patients with significant medical challenges. The standard of care for patients with SMA Type 1 has traditionally been limited to palliative therapies, including life-long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy. In December 2016, the FDA approved SPINRAZATM (nusinersen), developed by Biogen and Ionis Pharmaceuticals, Inc., for the treatment of SMA. Nusinersen employs an approach for the treatment of SMA called alternative splicing, which seeks to achieve more efficient production of full-length SMN protein from the SMN2 gene. However, we believe that there is significant interest in a gene replacement therapy for SMA that can act on the underlying defect in the primary gene (SMN1) and can provide enhanced survival and motor function benefit via a one-time dose..

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

        Human DNA contains a backup to the SMN1 gene, the SMN2 gene. Individuals may carry multiple copies of the SMN2 backup gene within their DNA. However, approximately 90% of SMN protein produced by the SMN2 backup gene is non-functional, truncated SMN protein missing a polypeptide segment (coded for by exon 7) that is essential to form a functional SMN molecule. The level of functional full-length SMN protein produced by an SMA patient's SMN2 genes is generally insufficient to prevent loss of proper motor neuron function. As the SMN2 genes are capable of producing minimal levels of full-length SMN protein, the number of copies of the SMN2 backup gene serves as a disease modifier, such that the more copies of the SMN2 backup gene there are, the less severe the disease. The following diagram presents the difference between a healthy person and someone afflicted by SMA.

        SMA is typically diagnosed based on the onset of clinical symptoms along with a genetic assessment of the absence of SMN1 and the number of copies of SMN2. However, a genetic diagnosis can also be made prenatally either through amniocentesis or chorionic villus sampling.

        The following table describes the general disease onset, incidence rates, survival and general characteristics for each of the different types of SMA.

SMA Type	Number of Copies of SMN2	Onset	Incidence per Live Birth among SMA Types	Survival	Characteristics
Type 1 (Werdnig-Hoffman Disease)	Two	Before six months	Approximately 58%	Less than 10% event free* by two years of age	Will never be able to sit without support
Type 2 (Dubowitz Syndrome)	Three or Four	6 - 18 months	Approximately 29%	68% alive at age 25	Will never be able to walk or stand without support
Type 3 (Kugelberg-Welander Disease)	Three or Four	Early childhood to early adulthood (juvenile)	Approximately 13%	Normal	Stand alone and walk but may lose ability to walk in 30s - 40s
Type 4	Four to Eight	Adulthood (20s - 30s) usually after 30	Uncommon: limited incidence information available	Normal	Same as Type 3

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

  •
  the inability to sit unsupported.

        In an independent, peer-reviewed natural history study published by the American Academy of Neurology on SMA Type 1 in 2014, or the Finkel 2014 Study, the authors observed that the life expectancy of a child with SMA Type 1 is, for a majority of patients, less than two years. The following chart presents the percentage of children with SMA Type 1 that die or require at least 16 hours per day of ventilation support for breathing at varying ages for 14 consecutive days in the absence of acute reversible illness or perioperatively, as observed in the Finkel 2014 Study, along with major developmental milestones for a healthy baby. Another published multi-center government funded study, or the NeuroNEXT Study, which examined the longitudinal, natural history of SMA Type 1, reconfirmed the findings from the Finkel 2014 Study on the life expectancy and developmental milestones for a child with SMA Type 1.

Existing Treatments for SMA

        The standard of care for patients with SMA Type 1 has traditionally been limited to palliative therapies, including life-long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy. In December 2016, the FDA approved SPINRAZATM (nusinersen), developed by Biogen and Ionis Pharmaceuticals, Inc., for the treatment of SMA. Nusinersen employs an approach for the treatment of SMA called alternative splicing, which seeks to achieve more efficient production of full-length SMN protein from the SMN2 gene. However, we believe that there is significant interest in a gene replacement therapy that can act on the underlying defect in the primary gene (SMN1) and can provide enhanced survival and motor function benefit via a one-time dose.

Our Product Candidate: AVXS-101 for the Treatment of SMA Type 1

        AVXS-101 is our proprietary gene therapy product candidate for the treatment of SMA Type 1. Because SMA is a neurodegenerative disease, reduced levels of SMN protein lead to continued degeneration. The goal of AVXS-101 is to give patients a one-time treatment to restore the body's production of SMN protein to prevent further degeneration. Based on observations of our Phase 1 clinical trial, we believe that AVXS-101 also enables increased motor function and enhances survival. AVXS-101 contains the four elements that we believe are necessary for optimal delivery and function.

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

  •
  A human SMNtransgene:  a stable, functioning SMN gene that is introduced into the cell's nucleus.

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

  •
  A continuous promoter:  this agent activates the transgene and is designed to allow for continuous and sustained SMN gene expression. The cytomegalovirus enhanced chicken beta-actin hybrid promoter that we utilize is a constitutive, or "always on" promoter that has been observed to increase transgene expression from AAV vectors compared to other promoters.

Clinical Development of AVXS-101

        We are currently developing AVXS-101 for the treatment of SMA Type 1 through intravenous administration. In April 2014, an open-label, dose-escalation Phase 1 clinical trial of AVXS-101 in patients with SMA Type 1 was initiated as an investigator-sponsored trial at NCH under an investigational new drug application, or IND, held by Dr. Jerry Mendell, the principal investigator at NCH. We completed the transfer of the IND to AveXis in November 2015. The trial design allows for the enrollment of up to 15 patients across a maximum of three dosing cohorts. Key inclusion criteria included the presence of typical clinical symptoms before 6 months of age, SMA Type 1 patients with bi-allelic SMN1 gene deletions or mutations (all patients in the trial had bi-allelic deletions) and with two copies of the SMN2 backup gene as confirmed by genetic testing in an independent laboratory. Confirmed absence of the Exon 7 genetic modifier (c.859G>C) was made through the laboratory of Dr. Tom Prior, the scientist who described the impact of this mutation on clinical phenotype. Furthermore, all patients were re-tested at an independent laboratory to re-confirm all genetic results. Additionally, patients must have been no older than nine months of age (for the first nine patients) and six months of age (for the last six patients) at the time of vector infusion.

        The primary outcome measure of our Phase 1 clinical trial was safety and tolerability. The key efficacy measures were defined as the time from birth to an "event," which was defined as either death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively, and video confirmed achievement of ability to sit unassisted. We also assessed several exploratory objective measures in the clinical trial. These exploratory measures were included to assess additional testing protocols on patients in an effort to identify objective testing criteria for measuring the results of the therapy. These exploratory tests included administering a standard motor milestone development survey and Children's Hospital of Philadelphia Infant Test of Neuromuscular Disorders (CHOP INTEND), the need for pulmonary and feeding support, evaluation of swallowing function, compound motor action potentials testing (CMAP), motor unit number estimation testing (MUNE), non-invasive electrical impedance myography testing (EIM) and "ability captured through interactive video evaluation-mini" testing (ACTIVE-mini).

        Once a patient met the screening criteria for the clinical trial, the patient received a one-time dosage of AVXS-101, by intravenous injection over a one-hour period. The patient remained at NCH for 48 hours after dosing for monitoring, and then was discharged. For one month after dosing, weekly follow-up evaluations were conducted. After the first month, additional monthly evaluations were conducted for the first 12 months followed by quarterly evaluations for the remaining 12 months.

Clinical Results

        We have fully enrolled our Phase 1 trial, having dosed a total of 15 patients in the trial. The first cohort, which completed dosing in September 2014, consisted of three infants who received a dose of AVXS-101 administered at the low dose, based on the patient's weight. The second cohort, which completed dosing in December 2015, consisted of 12 infants who received the proposed therapeutic dose of AVXS-101.

        As of January 20, 2017, all 15 patients (100%) in the trial reached 13.6 months of age without experiencing an "event," described as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively. Nine patients who had reached 20 months of age at January 20, 2017 were event-free (three in the low-dose cohort and six in the proposed therapeutic dose cohort). All 15 patients experienced improvement from baseline in motor skills measured by their CHOP INTEND scores and such improvement appeared to be dose-dependent. As of January 20, 2017, we have observed AVXS-101 to be generally well-tolerated. We will conduct a follow-up safety analysis when the last patient enrolled in the trial reaches 24 months post-dose.

        As of January 20, 2017, all patients in the proposed therapeutic dose-cohort were event-free. The median age at last follow-up for the proposed therapeutic dose-cohort is 20.2 months, with the oldest patient at 31.1 months of age. The median age at last follow-up for the low-dose cohort is 30.8 months, which reflects the age of two patients at their final trial visit and the age of one patient at a pulmonary event. As previously reported, one patient in the low-dose cohort, had a pulmonary event in the third quarter of 2016 at the age of 28.8 months. The patient had increased use of bi-level positive airway pressure, or BiPAP, in advance of surgery related to hypersalivation, a condition experienced by some SMA patients; the event was determined upon independent review to represent progression of disease and not to be related to the use of AVXS-101. This patient completed the final trial visit in September 2016 and as of that time point, BiPAP use was below the 16 hours per day usage that defines the threshold for the survival endpoint. The median age at last follow-up for all 15 patients is 23.1 months, which reflects the age of four patients at their final trial visits and the age of one patient at a pulmonary event. Although the results of the Finkel 2014 Study were not pre-specified as a comparator for our trial, we believe that this compilation of data from patients with SMA Type 1 provides a useful context to consider the results of our trial to date. This peer-reviewed publication reported that 25% and 8% of patients with SMA Type 1 were event-free at 13.6 and 20.0 months of age, respectively. The lethality of the disease is further supported by the recent NeuroNEXT Study, which indicated a median time to death or tracheostomy for ventilation support for breathing SMA Type 1 patients from birth of eight months. The following figure shows survival data of all 15 patients enrolled in the clinical trial through January 20, 2017.

        The CHOP INTEND test is designed to evaluate the motor skills of patients with SMA Type 1 by testing 16 items, which measure the movement of various body segments. The Finkel 2014 Study reported that patients with SMA Type 1 have an average annual decrease of 1.27 points in their CHOP INTEND score. The NeuroNEXT Study indicated a mean decline of 10.5 points in CHOP INTEND scores over a one-year period in untreated SMA Type 1 patients, highlighting the rapid loss of motor function occurring early in the disease course. All 15 patients enrolled in our Phase 1 trial experienced improvement from baseline in motor skills measured by their CHOP INTEND scores and such improvement appeared to be dose-dependent. As of January 20, 2017, we observed mean increases from baseline in CHOP INTEND scores of 7.7 points in the low-dose cohort and 24.7 points in the proposed therapeutic-dose cohort, reflecting improvement in motor function. In the proposed therapeutic-dose cohort, we observed mean increases in CHOP INTEND scores from baseline of 9.8 points one month after gene therapy and 15.4 points at three months following therapy. At the most recent evaluations prior to January 20, 2017, 11 out of 12 patients (92%), 10 out of 12 patients (83%), and two out of 12 patients (17%) in the proposed therapeutic-dose cohort have achieved CHOP INTEND scores of at least 40 points, 50 points or 60 points, respectively. Two patients who have achieved CHOP INTEND scores of at least 60 points, which is considered to be normal, achieved the maximum CHOP INTEND score of 64. Based on our observations to date, we believe that increases in CHOP INTEND motor assessments appear to be age, baseline CHOP INTEND score and dose-dependent. We believe that there may be a dose response, based on our observation of CHOP INTEND scores of patients receiving the proposed therapeutic dose as compared to patients receiving the low dose because, as a group, the patients receiving the proposed therapeutic dose appear to be demonstrating a larger average CHOP INTEND score increase.

        Patients with SMA Type 1 enter the trial at different ages, stages of disease progression and levels of motor function that can result in significant variability in baseline CHOP INTEND scores from patient to patient. Additionally, month-to-month variability in CHOP INTEND scores can be influenced by factors that are not related to study treatment. Examples of these factors include upper respiratory tract infections and fractured limbs, which may preclude the testing of some elements of the CHOP INTEND assessment. Our observations are consistent with the Finkel 2014 Study in which baseline CHOP INTEND scores also demonstrated significant variability. While the improvements seen with AVXS-101 in the proposed therapeutic dose cohort have never been observed in the natural history population, we believe observing change in CHOP INTEND scores over time is beneficial.

        The natural history of SMA Type 1 is marked by the inability to achieve or maintain developmental motor milestones. An independent, peer-reviewed natural history study of developmental milestones in SMA Type 1 published in Neuromuscular Disorders in 2016, or the De Sanctis 2016 Study, reported that prolongation of survival with supportive care does not impact achievement of motor milestones. As observed in the De Sanctis 2016 Study, a child with SMA Type 1 with symptom onset prior to six months of age will not reach any major milestones such as sitting, crawling, standing and walking, and the highest milestone achieved is seen in the infant's first visit followed by a rapid decline. In contrast, as of January 20, 2017, patients in the proposed therapeutic-dose cohort consistently achieved and maintained key developmental motor milestones. As of January 20, 2017, 11 of 12 patients (92%) in the proposed therapeutic-dose cohort achieved head control, nine of 12 patients (75%) could roll a minimum of 180 degrees from back to both left and right, and 11 of 12 patients (92%) could sit with assistance. For the end-of-study assessment, we evaluated three validated and well-established measures of sitting unassisted for periods of increasing duration. Nine of 12 patients (75%) could sit unassisted for at least five seconds seven of 12 patients (58%) could sit unassisted for at least 10 seconds and five of 12 patients (42%) could sit unassisted for 30 seconds or more. Two patients could walk independently and each had achieved earlier and important developmental milestones such as standing with support, standing alone and walking with support. These milestone achievements were assessed and adjudicated by an independent, third-party reviewer using video evidence. The results of this process are included in the chart below.

    a.
    Bayley Scales of Infant and Toddler Development, item #20, rolls a minimum 180° from back in only one direction.

    b.
    Bayley Scales of Infant and Toddler Development, item #20, rolls a minimum 180° from back to both left and right.

    c.
    Sitting unassisted for ≥5 seconds is in accordance with the criteria of item 22 in the Bayley Scales of Infant and Toddler Development—gross motor subtest and surpasses the three second count used as a basis for sitting (test item 1) in the Hammersmith Functional Motor Scale—Expanded for SMA (HFMSE).

    d.
    Sitting unassisted for ≥10 seconds is in accordance with the criteria in the World Health Organization—MultiCentre Growth Reference Study.

    e.
    Sitting unassisted for ≥30 seconds defines functional independent sitting and is in accordance with the criteria of item 26 in the Bayley Scales of Infant and Toddler Development—gross motor subtest.

        The primary outcome measure for our Phase 1 trial of AVXS-101 was safety. As of January 20, 2017, a total of 52 serious adverse events, or SAEs, were observed in 12 patients. Of these 52 SAEs, there were two treatment-related SAEs in two patients. There were also three treatment-related non-serious adverse events reported in two patients. All five treatment-related SAEs and AEs were clinically asymptomatic liver function enzyme, or LFE, elevations.

        The treatment-related SAEs consisted of two patients that experienced elevated LFEs, which were each assessed as a Grade 4 event under the Common Terminology Criteria for Adverse Events on the basis of laboratory values. We observed the first of these treatment-related SAEs in the first patient dosed with AVXS-101 in our Phase 1 clinical trial. After the onset of elevated LFEs, this patient was given a prednisolone regimen starting at 2 mg/kg daily and tapering off over time as LFEs returned to normal. After the first patient, we revised our clinical protocol to include pre-treatment with prednisolone at 1 mg/kg/day starting one day prior to the gene transfer in order to mitigate the T-cell immune response against AAV9 and the corresponding increase in LFEs. As of January 20, 2017, following this protocol change, out of the remaining 14 patients in our Phase 1 clinical trial, 11 patients had no reported adverse events related to elevations in LFEs, two patients had Grade 1 or 2 elevation in LFEs, and one patient experienced a Grade 4 elevation in LFE on the basis of laboratory values. We observed that this Grade 4 LFE patient had a concomitant viral infection and required additional prednisolone therapy until the LFEs returned to the normal range. We believe that the pretreatment with prednisolone has generally been effective in reducing the incidence and degree of elevated LFEs. As of January 20, 2017, all AEs and SAEs related to elevated LFEs were isolated elevations in serum transaminases, clinically asymptomatic and resolved with prednisolone treatment. There were no elevations in total bilirubin, gamma-glutamyl transferase or alkaline phosphatase and Hy's law was not met.

        Based on the 15 patients dosed as of January 20, 2017, we observed AVXS-101 to be generally well-tolerated. As previously reported, a total of five adverse events, or AEs, in four patients were deemed treatment-related. Of these, two were SAEs experienced by two patients, and three were non-serious AEs experienced by two patients. All consisted of clinically asymptomatic liver enzyme elevations and were resolved with prednisolone treatment. There were no clinically significant elevations of gamma-glutamyl transferase, alkaline phosphatase or bilirubin and, as such, Hy's Law was not met. Other non-treatment related AEs were expected and were associated with SMA. A cumulative total of 256 AEs (5 treatment-related AEs and 251 non-treatment related AEs) were reported as of January 20, 2017, following monitoring and source verification. Of these, 52 were determined to be SAEs and 204 were non-serious AEs. There were 65 new AEs reported after September 15, 2016, of which 10 were SAEs in three patients and were associated with SMA.

Preclinical Studies

        Preliminary preclinical proof of concept and safety and tolerability studies of the intravenous delivery method were conducted at NCH and in conjunction with the Mannheimer Foundation for non-human primate studies. In a mouse model of SMA Type 1, it was observed that a single intravenous injection of AVXS-101 in mice improved body weight and motor functions, while also extending the median lifespan of the treated mice from 14 days to greater than 250 days with 30% of patients surviving over 400 days, compared to untreated mice, in a dose-responsive manner. In these studies, a minimally effective dosage was determined to be 6.7 × 10e13 vg/kg which increased median lifespan to 28 days. Escalating the dosage to 2.0 × 10e14 vg/kg increased the median lifespan of the SMA mouse model greater than 250 days. Further increasing the dosage to 3.3 × 10e14vg/kg also resulted in the SMA mouse model to have a median lifespan greater than 250 days. The 2.0 × 10e14 vg/kg and 3.3 × 10e14 vg/kg dosages appeared to be indistinguishable, with animals showing normal motor function.. In a preclinical study of non-human primates, it was observed that a single intravenous injection of AVXS-101 led to sustained human SMN transgene expression in the spinal cord as well as in multiple organs and muscles, when evaluated 24 weeks after injection of AVXS-101. AVXS-101 has also been studied in multiple safety and tolerability studies in mice and non-human primates and no evidence of toxicity was observed for up to 24 weeks after injection of AVXS-101.

        In addition, preliminary preclinical proof of concept (efficacy and safety) studies of the intrathecal delivery method were conducted at NCH. It was observed that in mice with SMA Type 1, a single intrathecal injection of AVXS-101 at a maximum dosage level of 3.3 × 1013 vg/kg, which was 10 times lower than the intravenous dose of 3.3 × 1014 vg/kg, improved body weight and motor functions, and most notably extended the median lifespan from 18 days to 282 days, with one-third of the mice surviving past 400 days. In the SMA mouse model, it was observed that a single intrathecal injection of scAAV9 containing a green fluorescent protein targeted between 21% to 41% and 46% to 72% of motor neurons in the spinal cord at the lowest dosage level and the highest dosage level, respectively. In non-human primates, it was observed that a single intrathecal injection of scAAV9 containing green fluorescent protein at a dose of 1.0 × 1013 vg/kg targeted 29%, 53% and 73% of cervical, thoracic and lumbar motor neurons, respectively. With tilting for ten minutes in the Trendelenburg position, such targeting increased to 55%, 62% and 80% of cervical, thoracic and lumbar motor neurons, respectively. In swine, NCH and collaborators at Ohio State University designed a small hairpin RNA that targeted porcine SMN and left human SMN intact, which reduced expression of porcine SMN. It was observed that the administration of AVXS-101 resulted in robust production of human SMN protein and significant increases in motor function. When delivered prior to the onset of motor function decline, AVXS-101 prevented the majority of SMA symptoms, demonstrated by motor function testing as well as electrophysiological evaluation. When delivered at the onset of SMA symptoms, AVXS-101 halted further progression and there were improvements in motor function as well as electrophysiological evaluation of motor units.

Future SMA Type 1 Clinical Development

        Based on the data observed from our Phase 1 clinical trial, we engaged in discussions with the FDA during the third quarter of 2016 to discuss the next steps in our AVXS-101 development plan for SMA Type 1. Based on the results of our September 30, 2016 Type B meeting with the FDA, we announced that our planned U.S. pivotal trial of AVXS-101 for the treatment of SMA Type 1 will reflect a single-arm design, using natural history of the disease as a comparator, and enroll approximately 20 patients. We anticipate that we will conduct a Type B meeting with the FDA on May 1, 2017 regarding CMC, and, pending the outcome from this meeting, we intend to initiate this pivotal trial in the United States during the first half of 2017 and an additional pivotal trial (single arm, historical control) in Europe following written Scientific Advice from EMA during the second half of 2017.

Future Applications and Opportunities

        Based on preclinical data and our preliminary clinical observations to date in patients with SMA Type 1, we believe AVXS-101 may also have utility in other types of SMA, which result from the same genetic defect as SMA Type 1 as it addresses the root cause of the disease. We are currently evaluating preclinical data for the potential expansion of AVXS-101 into SMA Types 2, and possibly 3, via the intrathecal route of administration. Pending the outcome of our planned Type B CMC meeting with the FDA on May 1, 2017, we intend to initiate a Phase 1 safety and dosing escalation study of AVXS-101 via intrathecal delivery in patients with SMA Type 2 in the second quarter of 2017.

        In addition to our programs in SMA, we also intend to identify, acquire, develop and commercialize novel product candidates for the treatment of other rare and life-threatening neurological genetic diseases that we believe can be treated with gene therapy.

Manufacturing

        The clinical drug supply of AVXS-101 for our Phase 1 clinical trial was manufactured at NCH, which is considered a cGMP compliant facility. We manufacture AVXS-101 using adherent human embryonic kidney, or HEK, 293 cells. HEK293 cells have been used successfully to manufacture numerous other gene therapy candidates that have been tested or are currently being tested in other clinical trials to date.

        As we further optimize and scale our manufacturing of AVXS-101 to meet our expected needs for further clinical trials and potential U.S. commercial demand, we have completed the technology transfer of AVXS-101 SAFC Carlsbad, Inc., or SAFC, and other to third parties with cGMP manufacturing capabilities. Based on independent quality assurance audits, we believe that SAFC and our other third party suppliers meet cGMP and European regulatory compliance requirements. We believe that our external and internal supply network will have sufficient capacity to meet demand for AVXS-101 for our upcoming clinical trials. We continue to work with third parties in order to evaluate and develop manufacturing process improvements that may increase the productivity and efficiency of our manufacturing process.

        In parallel with the technology transfer and process development work with multiple third parties, we are continuing the process of establishing our own commercial scale cGMP-compliant manufacturing facility to enhance supply chain control, increase supply capacity for clinical trials, and ensure commercial demand is met in the event that AVXS-101 receives marketing approval.

        Based on emerging data from our intended commercial process development work and ongoing discussions with the FDA, in December 2016 we announced our strategic decision to use product from the intended commercial process in all future studies of AVXS-101, including our planned SMA Type 2 trial.

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

        At this time, there is one FDA-approved, and no EMA-approved, treatment for SMA. There are currently no treatments approved by the FDA for SMA that specifically address the underlying cause of the disease, the genetic defect in the SMN1 gene. The standard of care for patients with SMA Type 1 has been generally limited to palliative therapies, including life-long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy; however, in December 2016, an alternative approach for the treatment of SMA called alternative splicing, which seeks to achieve more efficient production of full-length SMN protein from the SMN2 gene, SPINRAZATM (nusinersen) received FDA approval and was subsequently launched in the United States. In addition, a number of companies are developing drug candidates for SMA. We are aware of other companies exploring gene therapy treatments in preclinical development, including Biogen, Voyager Therapeutics, Inc. and Généthon. In addition to a gene therapy-based solution, alternative approaches in clinical development for the treatment of SMA include alternative splicing and neuroprotection technologies:

  •
  Alternative splicing seeks to increase production of full-length SMN protein from the SMN2 backup gene. Companies utilizing this approach include Ionis Pharmaceuticals, Inc., which, together with its licensee Biogen in December 2016, received FDA approval for their product SPINRAZA™ (nusinersen) under Priority Review for the treatment of SMA in pediatric and adult patients and subsequently launched the product, as noted above. Additionally, Roche Holding Ltd is conducting a Phase 2 clinical trial in SMA Type 1, and Novartis Corporation is conducting Phase 2 clinical trials for SMA Type 1 patients in the EU.

  •
  Neuroprotectants seek to mitigate the loss of motor neurons. Trophos SA, which has been acquired by Roche Holding Ltd, has completed its Phase 3 clinical trial of its lead neuroprotectant product candidate, Olesoxime (TRO19622), in patients between the ages of three and 25 with SMA Types 2 and 3.

  •
  Other approaches seek to improve muscle function and performance in SMA via additional mechanisms. Cytokinetics, in collaboration with Astellas, is conducting a Phase 2 trial of CK-2127107 (CK-107), a skeletal troponin activator, in patients with SMA Types 2, 3 or 4 who are 12 years and older.

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

        Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce licensed patent rights, and, if sought and obtained in the future, any patent rights we may own; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our current product candidate and any future product candidates may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our licensed intellectual property, we cannot be sure that patents will issue with respect to any of the pending patent applications to which we license rights. With respect to any patent applications that we or our licensors may file in the future, if any, we cannot be sure that any such applications will issue or, if issued, that such applications will be commercially useful in protecting our product candidate and methods of manufacturing the same, or otherwise provide any competitive advantage. Even with respect to issued patents that we currently license, we cannot be certain that any such patents will provide any competitive advantage. See "Risk factors—Risks related to our intellectual property" for a more comprehensive description of risks related to our intellectual property.

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

        Pursuant to the NCH License, NCH filed an investigational new drug application, or IND, for AVXS-101 for the treatment of SMA Type 1. Under the NCH License, we received an option to elect to become the sponsor of the IND. Such option could be exercised on or after October 14, 2015. On October 14, 2015, we exercised the option and, as of November 6, 2015, we became the sponsor of the IND. However, NCH has reversionary rights in the case of an act or omission constituting negligence or willful misconduct with respect to our control of the IND that has or could reasonably be expected to have a material adverse effect on the clinical trials conducted under the IND and such act or omission has not been cured within a certain period of time following receipt of written notice and demand from NCH.

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

        Following the first commercial sale of a NCH licensed product, we must begin paying NCH an aggregate low-single digit royalty on net sales of NCH licensed products by us, our affiliates and sublicensees during the term of the NCH License, with annual minimum royalties, in dollar amounts ranging from low five digits to low six digits, that increase over time. If we unsuccessfully challenge any of the licensed patents, the royalty rate increases from low single digits to mid-single digits. These royalty rates are further subject to reduction in the event we have to license third-party patents to exploit the licensed technology.

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

        Certain accrued payments that we are required to make to NCH will become due in the event of termination as specified in the agreement. As of December 31, 2016, we have reimbursed NCH $0.6 million and incurred $9.3 million in aggregate development costs.

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

        As of December 31, 2016, we have paid $2.4 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

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

        The AskBio License required us to pay AskBio a one-time upfront license fee of $1.0 million and an ongoing annual maintenance fee of $0.1 million each year during the term of the license agreement. We are also required to pay up to a total of $0.6 million in clinical development milestone payments and $9.0 million in sales based milestone payments.

        Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties based on the aggregate net sales of AskBio licensed products on a field-by-field basis starting at percentages in the low-single digits and increasing to mid-single digits. The royalties are payable on a country-by-country basis until the last to expire of the valid claims within the licensed patents that cover the AskBio licensed product in such country. These royalty rates are subject to reductions in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment of $3.0 million to AskBio as further detailed in the AskBio License. We must also pay AskBio a low-double digit percentage of all consideration we receive from our sublicense of the licensed technology.

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

        As of December 31, 2016, we have paid AskBio the $1.0 million upfront license fee and accrued $79,000 in annual maintenance fees.

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

        Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissue and Advanced Therapies, or OTAT, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee, or the CTGTAC, to advise CBER on its reviews. CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. Although the FDA has not yet approved any human gene therapy product for sale, it has provided guidance for the development of gene therapy products. This guidance includes a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry's development of gene therapy products.

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

        The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in ten months after the FDA accepts the BLA for filing, and priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

        If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits. For example, the European Union grants 10 years of product exclusivity for orphan medicinal products.

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

        Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of a clinical trial by an IRB, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

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

        Whether or not a sponsor obtains FDA approval for a product, a sponsor must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. In the European Union, for example, a request for a Clinical Trial Authorization, or CTA, must be submitted to the competent regulatory authorities and the competent Ethics Committees in the European Union Member States in which the clinical trial takes place, much like FDA and the IRB, respectively. Once the CTA request is approved in accordance with the European Union and the European Union Member State's requirements, clinical trial development may proceed. Access to the Priority Medicines, or PRIME, initiative is granted by the European Medicines Agency, to support the development and accelerate the review of new therapies to treat patients with unmet medical need.

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

Other Healthcare Laws and Regulations

        Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

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

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by entities subject to HIPAA, such as health plans, health care clearinghouses and healthcare providers, and their respective business associates that access protected health information;

  •
  The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

  •
  state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

        Violation of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

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

Health Reform

        The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

        By way of example, in March 2010, the PPACA was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry and impose additional health policy reforms. Among the provisions of the PPACA of importance to our business are:

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

        Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress adopted a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. Following the passage of the Budget Resolution, in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the PPACA. Among other changes, the American Health Care Act would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage, and create refundable tax credits to assist individuals in buying health insurance. The American Health Care Act would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements.

        Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

        We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Additional Regulation

        In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in other countries that impose similar obligations.

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

Employees

        As of December 31, 2016, we had 70 full-time employees, nine of whom hold Ph.D. or M.D. degrees, 49 of whom are engaged in research and development activities and 21 of whom are engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

        We currently operate in a single business segment: developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. See "Note 2—Summary of Significant Accounting Policies—Segment Information" to our financial statements contained in Part II, Item 8 of this Annual Report.

Corporate Information

        We were originally formed under the laws of the state of Delaware in March 2010 under the name Biolife Cell Bank, LLC. In January 2012, we converted from a limited liability company to a Delaware corporation, Biolife Cell Bank, Inc. In January 2014, we amended and restated our certification of incorporation to change our name to AveXis, Inc. Our principal executive offices are located at 2275 Half Day Road, Suite 200, Bannockburn, Illinois 60015, and our telephone number is (847) 572-8280. Our website address is www.avexis.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the SEC. Our filings with the SEC are available free of charge on the SEC's website at www.sec.gov and on our website under the "Investors & Media" tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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

        Since inception, we have incurred significant net losses. Our net losses were $15.7 million, $38.5 million and $83.0 million for the years ended December 31, 2014, 2015 and 2016, respectively. As of December 31, 2016, we had an accumulated deficit of $141.6 million. We have devoted substantially all of our efforts to research and development, including clinical development of our gene therapy product candidate, AVXS-101, investing in our manufacturing facility and manufacturing equipment, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

  •
  continue our research and the preclinical and clinical development of our product candidate, including our Phase 1 and other planned clinical trials for AVXS-101;

  •
  initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;

  •
  prepare our biologics license application, or BLA, and marketing authorization application for AVXS-101;

  •
  manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;

  •
  continue to establish and validate our commercial-scale cGMP manufacturing facility;

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

        To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of AVXS-101, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. We currently only have one product candidate, AVXS-101, and we may never acquire, in-license or develop additional product candidates. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

        Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of AVXS-101, our expenses could increase and revenue could be further delayed.

We have never generated revenue from product sales and may never be profitable.

        Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, AVXS-101 and any additional product candidates that we may pursue in the future. We do not anticipate generating revenues from product sales for the next few years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our future collaborators', success in:

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

        We are a development-stage company founded in 2010, and we did not begin research and development activities for the treatment of SMA with AVXS-101 until 2013. Our efforts to date, with respect to the development of AVXS-101, have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying AVXS-101 as a potential gene therapy product candidate, undertaking a clinical trial of that product candidate, investing in our manufacturing facility and manufacturing equipment and establishing collaborations. We have not yet demonstrated the ability to complete late stage clinical trials of AVXS-101 or any other product candidate, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience developing gene therapy products.

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

        We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of, and seek marketing approval for, AVXS-101. In addition, if we obtain marketing approval for our product candidate, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. While we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operating plans through the first half of 2019, we anticipate that we may need additional funding to complete the development of AVXS-101 and any future product candidates and commercialize any such products.

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

  •
  the costs of continuing to establish and maintain our own commercial-scale cGMP manufacturing facility;

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

AVXS-101 is based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, no gene therapy product has been approved in the United States and only two such products have been approved in the European Union.

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

        In addition, the product specifications and the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. For example, the FDA and the EMA have different requirements regarding what constitutes an acceptable antibiotic-resistant genetic marker for plasmid selection needed for the production of AVXS-101. From an FDA perspective, both ampicillin-resistant and kanamycin-resistant genetic markers are acceptable, while from an EMA perspective, only kanamycin-resistant genetic markers are acceptable. As a result, we have begun to transition to kanamycin-resistant plasmid selection for all future clinical trials, including clinical trials to be conducted in the European Union. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only two gene therapy products, uniQure N.V.'s Glybera and GlaxoSmithKline's Strimvelis, have received marketing authorization from the European Commission. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for AVXS-101 in either the United States or the European Union or how long it will take to commercialize our product candidate. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

        Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissue and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, also are potentially subject to review by the NIH Office of Biotechnology Activities' Recombinant DNA Advisory Committee, or the RAC; however, the NIH recently announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution's institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidate. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

Breakthrough therapy designation by the FDA and access to Priority Medicines, or PRIME, by the EMA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States and Europe, respectively.

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

        Access to the Priority Medicines, or PRIME, initiative is granted by the European Medicines Agency, to support the development and accelerate the review of new therapies to treat patients with unmet medical need. The receipt of this access for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional EMA procedures and, in any event, does not assure ultimate approval by the EMA. In addition, even though AVXS-101 has been granted access to PRIME, the EMA may later decide that it no longer meets the conditions for such access.

Success in preclinical studies or early clinical trials, including in our Phase 1 clinical trial, may not be indicative of results obtained in later trials or provide support for submission of a marketing application.

        Results from preclinical studies or early stage clinical trials such as our Phase 1 clinical trial are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. AVXS-101 may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies and our Phase 1 clinical trial. The clinical trial process may fail to demonstrate that AVXS-101 is safe for humans and effective for indicated uses. This failure would cause us to abandon AVXS-101, which is currently our only product candidate in development. Our Phase 1 clinical trial involved a small patient population and the duration of treatment has been relatively short. In addition, our Phase 1 clinical trial of AVXS-101 did not include a placebo control. Based on the feedback we received from the FDA during our Type B meeting held on September 30, 2016 and the meeting minutes, our planned pivotal trial of AVXS-101 will reflect a single-arm design and will use natural history of the disease as a comparator. We are still evaluating the details of the trial design. Because of the small sample size and other changes to the design of the clinical trial that we expect in our pivotal trial, the results of our Phase 1 clinical trial may not be indicative of results of future clinical trials, including our proposed pivotal trial.

        There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. In our Phase 1 clinical trial of AVXS-101, we used event-free survival as the efficacy endpoint, with an "event" defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively. Although none of the patients who received the proposed therapeutic dose of AVXS-101 experienced an event as of January 20, 2017, one patient in the low-dose cohort experienced an event as classified by an independent Data Safety Monitoring Board, that was determined by independent review to represent progression of disease and not to be related to the use of AVXS-101. Clinical trials are inherently unpredictable, and there are no assurances that these patients enrolled in the Phase 1 trial will not experience an event in the future. Furthermore, although the FDA indicated its preference for survival, such as time to an event, as a co-primary endpoint for the pivotal trial, there is no assurance that the FDA will determine event-free survival to be an acceptable efficacy endpoint following its review of the final results of the pivotal trial. While the FDA also indicated its preference for the pivotal trial to include the achievement of certain motor milestones, such as sitting unassisted, as a potential co-primary endpoint, there is no assurance that the FDA will determine that the achievement of these milestones will be an acceptable efficacy endpoint following its review of the final results of the pivotal trial. The FDA may not accept either or both of these endpoints as a measure of efficacy, which could result in a delay in approval of AVXS-101. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

        In addition, the FDA has recommended that, at the completion of our Phase 1 clinical trial, we request an end-of-Phase 1 meeting to evaluate the adequacy of data to support future product development, including a discussion of whether the data from the Phase 1 clinical trial might provide the substantial evidence necessary to support a marketing application. There can be no assurance that after our end-of-Phase 1 meeting, the FDA will agree that the data from the Phase 1 clinical trial provides the evidence necessary to support a marketing application. Even if we determine to submit a marketing application based on the data from the Phase 1 clinical trial, there can be no assurance that such application will be approved or that we will receive marketing approval of AVXS-101 on a timely basis, or at all.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of AVXS-101.

        Identifying and qualifying patients to participate in clinical trials of AVXS-101 is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of AVXS-101 may be delayed. These delays could result in increased costs, delays in advancing AVXS-101, delays in testing the effectiveness of AVXS-101 or termination of clinical trials altogether. In addition, our Phase 1 clinical trial is being conducted at a single clinical site and we may need to add additional clinical sites for future clinical trials.

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

  •
  availability of competing therapies and clinical trials, including Ionis Pharmaceuticals, Inc. and Biogen's SPINRAZATM (nusinersen), which was approved by the FDA in December 2016 for use in a broad range of SMA patients, including for the treatment of SMA Type 1;

  •
  severity of the disease under investigation;

  •
  proximity and availability of clinical trial sites for prospective subjects;

  •
  ability to obtain and maintain subject consent;

  •
  risk that enrolled subjects will drop out before completion of the trial;

  •
  patient referral practices of physicians; and

  •
  ability to monitor subjects adequately during and after treatment.

        AVXS-101 is being developed to treat a rare condition. We plan to seek initial marketing approval in the United States and the European Union. Subject to the results of our Phase 1 clinical trial and further discussions with the FDA, we currently anticipate that any pivotal trial of AVXS-101 could include using natural history of the disease as a comparator. Patients may opt not to enroll in our pivotal trial because of the commercial availability of another treatment for the disease. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Because the number of subjects in our clinical trial to date is small and have all been treated at one clinical trial site, the results from our Phase 1 clinical trial may be less reliable than results achieved in larger clinical trials.

        A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In our recently completed Phase 1 clinical trial, we analyzed the effect of AVXS-101 on SMA Type 1 in 15 patients at one clinical site. The preliminary results of studies with smaller sample sizes and at a single site, such as our Phase 1 clinical trial, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects. As a result, there may be less certainty that AVXS-101 would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of AVXS-101, we may not achieve a statistically significant result or the same level of statistical significance, if any, seen in our Phase 1 clinical trial.

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

  •
  delays in recruiting suitable subjects to participate in our future clinical trials, including because such trials may be placebo-controlled trials and patients are not guaranteed to receive treatment with our product candidate when an approved product is available, which may be exacerbated given the rare condition of SMA;

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

        We are in the process of transitioning to kanamycin-resistant genetic markers for plasmid selection from ampicilin-resistant genetic markers used in AVXS-101 for our Phase 1 clinical trial. In addition, we expect to continue to evaluate and develop manufacturing process improvements to AVXS-101. As a result, the FDA or other regulatory authorities may require a clinical bridging study, or comparability study, showing comparability to prior batches of AVXS-101, which could delay the development process. If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional nonclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

        During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during the Phase 1 clinical trial of AVXS-101. As of January 20, 2017, we observed a total of 52 serious adverse events in 12 patients, two of which were deemed treatment-related. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations. In addition, it is possible that as we test AVXS-101 or any other product candidate in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 or pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that AVXS-101 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.

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

As an organization, we recently completed our first Phase 1 clinical trial, and have never conducted pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including AVXS-101.

        We will need to successfully complete pivotal clinical trials in order to obtain FDA approval to market AVXS-101. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we recently completed our first Phase 1 clinical trial, have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a BLA for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of AVXS-101 will be required or how such trials should be designed. Although we received feedback from the FDA on the design of our pivotal trial during our Type B meeting held on September 30, 2016, and in the minutes of that meeting, there is no assurance that our pivotal trial design will be sufficient for FDA approval. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of AVXS-101. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVXS-101.

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
  suspend any clinical trials;

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

        We are aware of several companies, including Voyager Therapeutics, Inc. and Généthon, focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against AVXS-101. In addition to a gene therapy-based solution such as AVXS-101, alternative approaches for the treatment of SMA include alternative splicing and neuroprotection. Alternative splicing seeks to achieve more efficient production of full-length SMN protein from the SMN2 gene. Companies utilizing this approach include Ionis Pharmaceuticals, Inc., which in December 2016, together with its licensee, Biogen, received FDA approval for their product SPINRAZA™ (nusinersen) under Priority Review for the treatment of SMA in pediatric and adult patients and subsequently launched the product, Roche Holding Ltd, which is conducting a Phase 2 clinical trial for SMA Type 1 patients and a Phase 2 trial for SMA Types 2 and 3 patients and Novartis Corporation, which is conducting Phase 2 clinical trials for SMA Type 1 patients in the EU. Neuroprotectants seek to mitigate the loss of motor neurons. Trophos SA, which has been acquired by Roche Holding Ltd, has completed its Phase 3 clinical trial of its lead neuroprotectant product candidate, Olesoxime (TRO19622), in patients between the ages of three and 25 with SMA Types 2 and 3.

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

        Until November 6, 2015, we had not sponsored any clinical trials relating to AVXS-101. Prior to that, our third-party research institution collaborator, Nationwide Children's Hospital, or NCH, had sponsored our Phase 1 clinical trial relating to this product candidate under an investigational new drug application, or IND, held by Dr. Jerry Mendell, the principal investigator at NCH. We have assumed control of the overall clinical and regulatory development of AVXS-101 for future clinical trials. Although we sponsor the clinical trial, NCH has certain reversionary rights in the case of acts or omissions constituting negligence or willful misconduct or failure to comply with applicable law. Failure to maintain sponsorship of INDs for AVXS-101 could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent us from obtaining regulatory approval for AVXS-101, either of which could have a material adverse effect on our business.

        Further, we did not control the design or conduct of the NCH trial. It is possible that the FDA will not accept the NCH trial as part of a future registration package in support of a license application, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. For example, in 2016 the FDA completed an inspection of the NCH trial as conducted at NCH's facilities and made observations on an FDA Form 483. We do not believe these observations will result in our inability to rely on the data from this trial, but the FDA may disagree, which could impact our development program. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in the NCH trial. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. Any such delay or liability could have a material adverse effect on our business.

        Although we have assumed control of the overall clinical and regulatory development of AVXS-101 going forward, we have been dependent on contractual arrangements with NCH for the clinical implementation of the NCH trial. Such arrangements provide us certain information rights with respect to the NCH trial, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the NCH trial. If these obligations are breached by NCH, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trial been a corporate-sponsored trial, then it may adversely affect or cause a delay in our development program. Additionally, the FDA may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by the NCH trial, or our interpretation of preclinical, manufacturing, or clinical data from the NCH trial. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

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

We are in the process of changing our third-party manufacturer of AVXS-101 and, although we have begun to establish our own AVXS-101 manufacturing facility, we expect to continue to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.

        We are in the process of establishing our own manufacturing facility, which will need to be validated to comply with FDA regulations. Therefore, we are currently not able to independently manufacture material for our planned preclinical and clinical programs. Even following the completion of a validated cGMP manufacturing facility, we intend to maintain third-party manufacturing capabilities in order to provide multiple sources of supply. We relied upon NCH for the production of AVXS-101 for our Phase 1 clinical trial materials. For future clinical trials of AVXS-101, we intend to utilize materials manufactured by either our manufacturing facility or cGMP compliant third-party manufacturers. In the event that the completion of the establishment of our own manufacturing facility is delayed and if these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture AVXS-101 in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of AVXS-101. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of AVXS-101 and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

        We have completed the technology transfer of our manufacturing process of AVXS-101 to SAFC Carlsbad, Inc. and other third party cGMP manufacturing facilities, and intend to utilize material manufactured by either our manufacturing facility or third-party manufacturers in our future clinical trials of AVXS-101. In parallel with the technology transfer to multiple third parties, we have initiated the process of establishing our own commercial scale cGMP-compliant manufacturing facility to enhance supply chain control, increase supply capacity, and help to ensure clinical and commercial demand is met in the event that AVXS-101 receives marketing approval. We will need to perform analytical and other animal or cell-based tests to demonstrate that materials produced by any third-party manufacturer that we engage are safe, pure, and potent. There is no assurance that any third-party manufacturer that we engage will be successful in producing AVXS-101, that any such product will pass the required comparability testing, or that any materials produced by any third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials produced by NCH. We believe that our manufacturing network together with our own manufacturing facility will have sufficient capacity to meet demand for AVXS-101 for our future clinical trials. Although we continue to invest in our own manufacturing facility and we have identified additional third-party cGMP-compliant manufacturers that we believe we will be able to contract with in order to provide additional sources of such materials, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. In addition, we may change our manufacturing process for AVXS-101, which could cause delays in production as we and our third-party manufacturers seek to improve the process.

        In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of AVXS-101. Although we intend to establish multiple sources for long-term supply, including our own commercial-scale cGMP-compliant manufacturing facility and one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the raw materials and consumables necessary for the production of AVXS-101. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of AVXS-101 for future clinical trials or to meet initial commercial demand in the U.S. In addition to bulk drug substance and drug product third parties, we currently rely, and expect to continue to rely, on additional third parties to manufacture ingredients of AVXS-101 and to perform quality testing. Even following our establishment of our own cGMP-compliant manufacturing capabilities, we intend to maintain third-party manufacturers for these ingredients, as well as to serve as additional sources of AVXS-101, which will expose us to risks including:

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

        Building our own manufacturing facility requires additional investment, will be time-consuming and may be subject to delays, including because of shortage of labor or compliance with regulatory requirements. In addition, building a manufacturing facility may cost more than we currently anticipate. Delays or problems in the build out of our manufacturing facility may adversely impact our ability to provide supply for the development and commercialization of AVXS-101 as well as our financial condition.

        Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize AVXS-101. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

We are simultaneously building our own manufacturing facility, and working with third-party manufacturing facilities, for commercial supply. We and any such third party will be subject to significant regulatory oversight with respect to manufacturing our product candidates. These manufacturing facilities may not meet regulatory requirements.

        The preparation of therapeutics for clinical trials or commercial sale is subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of outside agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. We must supply all necessary documentation in support of a BLA or other marketing authorization application on a timely basis and must adhere to the FDA's and the European Union's cGMP requirements which are enforced, in the case of the FDA, through its facilities inspection program. Our manufacturing facilities and quality systems and, to the extent that we utilize third-party facilities for commercial supply, the third party's facilities and quality systems, must pass an inspection for compliance with the applicable regulations as a condition of regulatory approval. In addition, the regulatory authorities may, at any time, audit or inspect the third-party manufacturing facility or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a plant inspection, the EMA will not issue a positive opinion concerning the marketing authorization application and FDA approval of the product candidates will not be granted.

        We have not completed the establishment of our own cGMP manufacturing facility and as such, currently do not directly control the manufacturing of, and are completely dependent on, our contract manufacturers for product supply. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers' facility. Our failure, or the failure of our third parties, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

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

        We have limited experience manufacturing AVXS-101. Although we are in the process of establishing our own manufacturing facility to support future clinical trials and a commercial launch, if we are unable to do so, we may be unable to produce clinical or commercial materials or meet demand, for AVXS-101. Any such failure could delay or prevent our development of AVXS-101 and would have a material adverse effect on our business, financial condition and results of operations.

        The manufacturing process we use to produce AVXS-101 is complex, novel and has not been validated for commercial use. In order to produce sufficient quantities of AVXS-101 for future clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at third-party manufacturers, as well as through continued investment into our own commercial scale manufacturing facility. We may need to change our current manufacturing process, but there are no assurances that we will be able to produce sufficient quantities of AVXS-101, due to several factors, including equipment malfunctions, facility contamination, technical process challenges, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

        We currently do not have a sales and marketing organization. To successfully commercialize any product candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The continued establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding AVXS-101 with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of AVXS-101. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Delays in obtaining regulatory approval of our manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts. To date, to our knowledge, no cGMP gene therapy manufacturing facility in the United States has been licensed by the FDA for the manufacture of an approved gene therapy product.

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

        The regulatory authorities may, at any time following approval of a product for sale, initiate an inspection of the manufacturing facilities for such product. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon our third-party manufacturer or us could materially harm our business, financial condition, results of operations and prospects.

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

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the product would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our product candidate in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us could occur as a result of manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our product candidate would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our product candidate in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, we could be required to report those actions as recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

  •
  product candidates we develop may nevertheless be covered by third parties' patents or other exclusive rights that we are unable to license;

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

        In June 2015, Sean P. Nolan joined our company as our new President and Chief Executive Officer and we appointed Dr. Brian Kaspar as our Chief Scientific Officer. In September 2015, Thomas J. Dee was appointed as our Senior Vice President, Chief Financial Officer, James L'Italien was appointed as our Senior Vice President, Chief Regulatory and Quality Officer, Sukumar Nagendran, M.D. was appointed as our Senior Vice President, Chief Medical Officer and Andrew F. Knudten was appointed as our Senior Vice President, Manufacturing and Supply Chain. In July 2016, Michael B. Johannesen

was appointed as our Senior Vice President, General Counsel and Chief Compliance Officer. In February 2017, Rick Modi was appointed as our Senior Vice President, Chief Business Officer.

        Our success depends largely on the development and execution of our business strategy by our senior management team. Each of our President and Chief Executive Officer, Senior Vice President, Chief Financial Officer, Senior Vice President, Chief Regulatory and Quality Officer, Senior Vice President, Chief Medical Officer, Chief Scientific Officer, Senior Vice President, General Counsel and Chief Compliance Officer and Senior Vice President, Chief Business Officer is new to our company and not all of them have worked together in the recent past. Dr. Kaspar has historically been employed as our Chief Scientific Officer on a part-time basis, while he devoted a majority of his professional time to his responsibilities at NCH. However, in September 2016, Dr. Kaspar began an entrepreneurial leave of absence from NCH and during that leave period, he is serving as our Chief Scientific Officer on a full-time basis. Pursuant to the terms of his employment agreement, Dr. Kaspar is also prohibited from engaging in any research activities on behalf of our company unless and to the extent we enter into written agreements with NCH to sponsor such research activities. Moreover, under the terms of his employment agreement, NCH owns all inventions and discoveries, whether patentable or not, that Dr. Kaspar makes, conceives or reduces to practice, unless otherwise specifically provided for by the terms of a sponsored research agreement between NCH and us.

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

        For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

        Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress adopted a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. Following the passage of the Budget Resolution, in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the PPACA. Among other changes, the American Health Care Act would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage, and create refundable tax credits to assist individuals in buying health insurance. The American Health Care Act would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements. While it is uncertain when or if the provisions in the American Health Care Act will become law, or the extent to which any changes may impact our business, it is clear that concrete steps are being taken to repeal and replace certain aspects of the PPACA.

        Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic products that are demonstrated to be "highly similar" or "biosimilar or interchangeable" with an FDA-approved biologic product. This new pathway could allow competitors to reference data from biologic products already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a product candidate faster than our competitors. Moreover, the creation of this abbreviated approval pathway does not preclude or delay a third party from pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical trial data. Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

        Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse enforcement, and expansion of new programs, such as Medicare payment for performance initiatives.

        We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for AVXS-101 or additional pricing pressures, and may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

        Our operations may be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal laws and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The PPACA amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The PPACA provides and recent government cases against pharmaceutical and medical device manufacturers support the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the federal civil False Claims Act;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to HIPAA, such as health plans, health care clearinghouses and health care providers, and their respective business associates that access protected health information;

  •
  federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other "transfers of value" made to physicians and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;

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

        Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs.

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

        We face an inherent risk of product liability exposure related to the clinical testing of AVXS-101 and any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

        The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect AVXS-101 or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us by ReGenX may be used by ReGenX or licensed to third parties outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against ReGenX or another licensee or in administrative proceedings brought by or against ReGenX or another licensee in response to such litigation or for other reasons.

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

  •
  incur liability for damages.

        In addition, as described in Note 13, Commitments and Contingencies to the Notes to Audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, Sophia's Cure Foundation, or SCF, has filed a complaint alleging that our performance under our license agreement with NCH, including our sponsorship of the IND and clinical trial for AVXS-101, interferes with SCF's rights under a donation agreement that SCF entered into with NCH in 2012. If this claim is successful, it may adversely affect our rights and ability to advance AVXS-101 as a clinical candidate or subject us to liability for monetary damages, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

        Our Chief Scientific Officer, Dr. Brian Kaspar, is a faculty member at NCH, although he is presently serving an entrepreneurial leave of absence from NCH. Under the terms of our employment agreement with Dr. Kaspar, NCH owns inventions and discoveries, whether patentable or not, that he makes, conceives or reduces to practice, unless otherwise specifically provided for by the terms of a sponsored research agreement between us and NCH. If we are unable to secure sufficient rights in intellectual property made by Dr. Kaspar, our business, including the ability to pursue development and commercialization of AVXS-101, may be harmed.

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

        Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a "first-to-invent" system to a "first-to-file" system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent through various post grant proceedings administered by the USPTO. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

        The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and "gene patents" have been decided by the Supreme Court of the United States, or the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as "administering" or "determining" steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA may be patent eligible.

        The USPTO issued a guidance memorandum to patent examiners entitled 2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Certain claims of our licensed patents and patent applications contain claims that relate to specific recombinant DNA sequences that are naturally occurring at least in part and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could impact our ability to pursue similar patent claims in patent applications we may prosecute in the future.

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

        Moreover, although the Supreme Court held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

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

Risks related to ownership of our common stock

We have identified material weaknesses in our internal control over financial reporting. While we have taken numerous steps to address these material weaknesses and believe we have made significant progress toward remediating them, if we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

        We had previously determined that we did not design or maintain an effective control environment with the sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to properly analyze, record and disclose accounting matters commensurate with our financial reporting requirements, which contributed to the following material weaknesses:

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

        Each of the control deficiencies could result in a misstatement of fixed assets, debt, equity, research and development expense, general and administrative expense, interest expense and the statement of cash flows that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that these control deficiencies constitute material weaknesses.

        We have taken numerous steps to address these material weaknesses and believe we have made significant progress toward implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to our material weaknesses, including:

  •
  the appointment of a Chief Financial Officer in August 2015, a Corporate Controller in September 2015 and, subsequent to our IPO in February 2016, the appointment of additional finance and accounting personnel with significant experience in industry, accounting, financing and SEC reporting and financial transaction processing;

  •
  the implementation of controls over key financial transaction areas, and the application of generally accepted accounting principles, SEC reporting and associated disclosures;

  •
  the elimination of complex debt and equity agreements effective with our IPO; and

  •
  the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

        Although we have taken the steps described above to remediate our previously identified material weaknesses, we are not able to confirm that these material weaknesses had been remediated as of December 31, 2016 and, as a result of such material weaknesses, as set forth in "Item 9A. Controls and Procedures—Management's Report on Internal Control over Financial Reporting," our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. In 2017, we intend to continue our remediation efforts and test the design and operating effectiveness of our internal control over financial reporting; however, we cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, our independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting due to a transition period established by the rules of the SEC for emerging growth companies. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the rules of the SEC, additional material weaknesses may have been identified. Based on our public float as of the date of this report, we currently expect that we will cease to be an emerging growth company as of December 31, 2017 and, as a result, our independent registered public accounting firm would be required to perform such and report on such an evaluation in our Annual Report on Form 10-K for the year ending December 31, 2017. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Our executive officers, directors and principal stockholders will maintain the ability to control all matters submitted to stockholders for approval.

        As of March 14, 2017, our executive officers and directors and their respective affiliates beneficially own an aggregate of approximately 29.3% of our common stock. As a result, if these stockholders were to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would likely be able to exert significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

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

        The market price of our common stock has been, and is likely to continue to be, highly volatile. Since our initial public offering in February 2016, the intraday price of our common stock has fluctuated from a low of $16.11 to a high of $72.72. As a result of this volatility, you may not be able to sell your common stock at or above the price that you paid for it. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

  •
  the level of expenses related to any of our product candidates or clinical development programs;

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." In particular, while we are an "emerging growth company" (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

        Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our annual reports. Additionally, once we cease to qualify as an emerging growth company, which we presently expect will occur as of December 31, 2017, we will also have to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

        As of December 31, 2015 and 2016, we had $16.5 million and $34.6 million, respectively, of federal net operating loss carryforwards available to offset future taxable income, which carryforwards expire at various dates through 2036. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred or has occurred as a result of our initial public offering or our subsequent public offering. From our entire federal net operating loss carryforward of $34.6 million, as of December 31, 2016, approximately $25.6 million is available for immediate use based on the IRC 382 analysis performed. The remaining net operating loss carryforward will become available by the end of 2018, unless there is another greater than 50% change in ownership.

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

        Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease a 15,668 square foot facility for our corporate headquarters in Bannockburn, Illinois that expires in July 2024. We also lease a 2,418 square foot facility in Dallas, Texas for administrative activities that expires in April 2017 and a 1,318 square foot facility in Columbus, Ohio for research and development activities that expires in March 2019. We believe that our existing facilities are adequate to meet our current administrative needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

        In March 2016, we entered into a lease agreement for 48,529 square feet of warehouse and office space in Libertyville, Illinois that expires in August 2026. A portion of the warehouse space is being converted into manufacturing space. We believe this space is adequate to meet our current manufacturing needs.

Item 3.    Legal Proceedings

        For this item, please refer to Note 14, Commitments and Contingencies to the Notes to Audited Consolidated Financial Statements appearing in Part II, of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

        Our common stock commenced trading on The NASDAQ Global Select Market under the symbol "AVXS" on February 11, 2016. Prior to our initial public offering, there was no public market for our common stock. The following table sets forth the high and low daily sale prices for our common stock for each calendar quarter during 2016, as reported on the NASDAQ Global Select Market:

2016	High	Low
First Quarter (from February 11, 2016)	$29.63	$16.11
Second Quarter	47.76	20.51
Third Quarter	46.02	31.55
Fourth Quarter	72.72	40.56

        On March 14, 2016, the closing price for our common stock as reported on The NASDAQ Global Select Market was $71.93 per share.

Performance Graph

        The graph below compares the eleven-month cumulative total stockholder return on our common stock, the NASDAQ Stock Market (US) Index, and the NASDAQ Composite Index and the NASDAQ Biotechnology Index, assuming the investment of $100.00 on February 12, 2016, the date of our initial public offering, with dividends being reinvested. The historical stock price performance in the graph below is not necessarily indicative of future price performance.

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

Stockholders

        As of March 3, 2017, there were 20 stockholders of record for our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

        The offering closed on February 17, 2016 with respect to the 4,750,000 shares of common stock. The net proceeds from this sale, after underwriting discounts and offering expenses, were approximately $85.5 million. On March 9, 2016, the offering closed with respect to an additional 527,941 shares purchased by the underwriters pursuant to the over-allotment option. The net proceeds from this sale, after underwriting discounts, were approximately $9.8 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 11, 2016.

Recent Sales of Unregistered Securities

        In March 2016, we issued 16,327 shares of common stock upon the net exercise of warrants at an exercise price of $2.57 per share. In October 2016, we issued 1,180 shares of common stock upon the net exercise of warrants at an exercise price of $2.57 per share. In December 2016, we issued 3,264 shares of common stock upon the net exercise of warrants at an exercise price of $2.57 per share. The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6.    Selected Financial Data.

        The selected statement of operations data for the years ended December 31, 2016, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the year ended December 31, 2013 and the selected balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements not included in this Annual Report. Our cash used in operations during the year ended December 31, 2016 was $49.1 million, and we ended the year with $240.4 million of cash and cash equivalents.

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

	Years Ended December 31,
	2016	2015	2014	2013
Statement of Operations data:
Revenue	$0	$0	$0	$0
Operating expenses:
Research and development	58,891,667	27,493,460	13,550,422	362,609
General and administrative	24,522,902	11,079,512	1,869,899	1,834,368

Total operating expenses	83,414,569	38,572,972	15,420,321	2,196,977

Loss from operations	(83,414,569)	(38,572,972)	(15,420,321)	(2,196,977)
Other income	—	84,558	—	—
Interest income (expense)	402,765	14,570	(131,527)	(16,907)

Net loss	$(83,011,804)	$(38,473,844)	$(15,551,848)	$(2,213,884)

Net loss attributable to common stockholders:
Net loss	(83,011,804)	(38,473,844)	(15,551,848)	(2,213,884)
Less: deemed preferred dividends on common stock	—	—	(866,569)	—

Net loss attributable from continuing operations to common stockholders	(83,011,804)	(38,473,844)	(16,418,417)	(2,213,884)

Loss from discontinued operations	—	—	(153,928)	(475,530)

Net loss attributable to common stockholders	$(83,011,804)	$(38,473,844)	$(16,572,345)	$(2,689,414)
Weighted-average basic and diluted common shares	22,647,583	7,087,618	6,916,404	6,228,922
Basic and diluted net loss per common share from continuing operations	$(3.67)	$(5.43)	$(2.37)	$(0.35)
Basic and diluted net loss per common share from discontinued operations	—	—	(0.02)	(0.08)

Basic and diluted net loss per common share	$(3.67)	$(5.43)	$(2.39)	$(0.43)

	As of December 31,
	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$240,429,839	$62,251,860	$3,119,713	$—
Total assets	$270,575,431	$65,084,291	$3,174,839	716,540
Total liabilities	$24,443,777	$6,877,304	$5,047,419	$2,014,192

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

        In our fully enrolled Phase 1 clinical trial, we treated 15 SMA Type 1 patients, divided into two dosing cohorts, and observed a favorable safety profile and that AVXS-101 is generally well-tolerated. As of January 20, 2017, all patients in the study have survived (in contrast to the independent, peer-reviewed natural history study for patients with SMA Type 1 described further in "Business—Background on Spinal Muscular Atrophy—SMA Type 1"). Additionally, we have observed improved motor function, including the attainment of motor milestones such as the ability to sit unassisted, crawl, stand and walk, that are essentially never seen among untreated patients suffering from SMA Type 1. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have each granted AVXS-101 orphan drug designation for the treatment of SMA, and the FDA has granted AVXS-101 fast track designation for the treatment of SMA Type 1. The FDA granted breakthrough therapy designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients, and the EMA granted access into its PRIority MEdicines, or PRIME, program for AVXS-101 for the treatment of SMA Type 1. Pending the outcome of our planned Type B meeting with the FDA to discuss chemistry, manufacturing and controls, or CMC, on May 1, 2017, we intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in the United States during the first half of 2017 and in Europe during the second half of 2017, and we also intend to initiate a Phase 1 safety and dosing escalation study of AVXS-101 via intrathecal delivery in patients with SMA Type 2 in the second quarter of 2017. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases.

        To date, we have funded our research and development and operating activities primarily through equity financings, including $95.3 million and $148.3 million of net proceeds from our initial public offering and our follow-on public offering, respectively, $80.5 million of aggregate net proceeds from private placements of stock prior to our initial public offering, and $1.0 million in proceeds from the issuance of convertible debt. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net operating losses were $38.5 million and $83.0 million for the years ended December 31, 2015 and 2016, respectively. As of December 31, 2016, we had an accumulated deficit of $141.6 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

REGENXBIO Inc.

        In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc., under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX License. Under the ReGenX License, we paid ReGenX an initial licensing fee of $2.0 million. We are also required to pay ReGenX: annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX License, or ReGenX licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of December 31, 2016, we have paid $2.4 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

        In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio's self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1 million, payable across stipulated milestones. We are also required to pay ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low-double digit percentage of all consideration we receive from any sublicense of the licensed technology. Through December 31, 2016, we have paid the $1.0 million upfront license fee owed under the AskBio License.

Financial Operations Overview

Revenue

        To date, we have not generated any revenue from the commercial sale of gene therapy products, and we do not expect to generate substantial revenue for at least the next few years. In the future, we will seek to generate revenue primarily from product sales and, potentially, collaborations with strategic partners.

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

Research and Development Costs

        Research and development expense consists of expenses incurred while performing research and development activities to discover and develop potential gene therapy treatments. This includes conducting preclinical studies and clinical trials, investment in our manufacturing facility, manufacturing equipment and manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Up-front fees incurred in obtaining technology licenses for research and development activities are expensed as incurred if the technology licensed has no alternative future use. Our research and development expense primarily consists of:

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

  •
  costs related to developing processes and analytical methods to manufacture and test product from a significant number of small scale and full scale engineering runs;

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

        We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop and manufacture AVXS-101 and to advance the development of future product candidates, subject to the availability of sufficient funding.

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

        We expect that our general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop and potentially commercialize AVXS-101 and our future product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

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

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10-K for the year ended December 31, 2016, or this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development and manufacturing activities, including salaries, employee stock-based compensation and benefits, stock-based compensation expense related to restricted common stock grants and stock warrant issuances to consultants assisting us in the research and development of our product candidates, third-party license fees, and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials.

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

        Our stock-based awards are subject to service and performance-based vesting conditions. Compensation expense related to awards to employees with only service-based vesting conditions is recognized on a straight-line basis over the requisite service vesting portion of the award as if the award was, in substance, multiple awards, or the Graded Vesting Attribution Method, based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non-employees with only service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, using the Graded Vesting Attribution Method.

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

        The following summarizes the assumptions we used to estimate the fair value of stock options that we granted to employees for the period indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected volatility	91.84%	90.00%
Risk-free interest rate	1.45%	1.57%
Expected term (in years)	6.08	6.08
Expected dividend yield	0%	0%

        In addition to stock options and stock warrants, we have also incurred stock-based compensation expense in connection with other equity transactions involving employees and directors.

        In January 2014, we issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar, a director of the company, pursuant to a consulting agreement for scientific advisory services to be performed by Dr. Kaspar. Of these shares, 583,597 shares were vested at the time of grant. The remaining shares vested in full on January 1, 2016, upon the effectiveness of Dr. Kaspar's employment agreement. The non-vested shares under the award were revalued each period until they vested. Compensation expense is recorded utilizing the Graded Vesting Attribution Method. The award had a grant date fair value of $3.5 million. We recorded compensation expense of $19.3 million for the year ended December 31, 2015 related to this award. As a result of the vesting in full of the 1,750,794 unvested shares in January 2016, we recorded $10.4 million in research and development expense for the year ended December 31, 2016.

        The table below summarizes the stock-based compensation expense recognized in our statements of operations by type:

	Year Ended December 31,
	2016	2015
Restricted stock grant to consultant	$10,370,762	$19,322,275
Warrants issued to consultant	0	358,637
Employee restricted stock units	758,636	0
Employee stock-option grants	15,656,372	5,250,217

	$26,785,770	$24,931,129

        The table below summarizes the stock-based compensation expense recognized in our statements of operations by classification:

	Year Ended December 31,
	2016	2015
Research and development	$17,051,718	$20,974,753
General and administrative	9,734,052	3,956,376

	$26,785,770	$24,931,129

Determination of the Fair Value of Stock-Based Compensation Grants

        The following table summarizes by grant date the number of shares of our common stock subject to stock options granted during 2015 and 2016, as well as the associated per-share exercise price of the award, the estimated fair value per share of our common stock on the grant date, and the estimated fair value per share of the award:

Grant Date	Number of Shares Underlying Option Granted	Exercise Price per Share	Estimated Fair Value per Share of Common Stock	Weighted-Average Fair Value per Share of Options at Grant Date
June 10, 2015	738,300	$15.94	$15.94	$10.46
August 11, 2015	527,821	$18.17	$18.17	$12.76
October 13, 2015	199,856	$18.49	$18.49	$13.34
December 8, 2015	34,500	$18.17	$18.17	$13.43

Grant Date	Number of Shares Underlying Options Granted	Weighted Average Exercise Price per Share	Estimated Fair Value per Share of Common Stock	Weighted-Average Fair Value per Share of Options at Grant Date
January 1, 2016 - March 31, 2016	338,738	$19.22	$13.00	$13.00
April 1, 2016 - June 30, 2016	261,000	$42.61	$31.86	$31.86
July 1 , 2016 - September 30, 2016	277,900	$35.74	$27.86	$27.86
October 1, 2016 - December 31, 2016	96,000	$48.38	$35.32	$35.32

Common Stock Valuation Methodology

        Prior to our initial public offering, we were required to make significant assumptions and estimates to determine the fair value of common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the American Institute of Certified Public Accountants Practice Guide, with the assistance of independent third party valuations, and approved by our Board of Directors. The valuations of our common stock were based on a number of objective and subjective factors, including external market conditions affecting our industry sector, the prices at which we sold shares of our common and preferred stock, and the likelihood of achieving a liquidity event such as an initial public offering.

Tax Indemnity

        In connection with the restricted stock purchase agreement with Dr. Kaspar, or RSPA, described in "—Stock-Based Compensation we are obligated to indemnify Dr. Kaspar against certain adverse tax events with respect to the shares of our common stock he purchased under the RSPA, and such obligation survived the termination of the RSPA effective January 1, 2016. Dr. Kaspar purchased the shares at a price of $0.00007 per share, which was the par value of the shares. Based on our estimate of the fair market value per share of our common stock as of the date of the RSPA of $1.51 per share, Dr. Kaspar purchased these shares at a discount of $1.514 per share. Therefore, we estimate that we are contractually obligated to indemnify Dr. Kaspar for the tax he owes on the imputed income of $3.5 million, based on the difference between the fair market value of the restricted share grant and the purchase price paid. We estimate our total indemnity obligation will be approximately $4.5 million, including gross-up, interest and penalties. As a result, we accrued approximately $4.1 million at December 31, 2015, and approximately $4.5 million at December 31, 2016, representing our best estimate of the ultimate gross-up and tax indemnification that will be payable to Dr. Kaspar. We expect to pay this amount in 2017.

Utilization of Net Operating Loss Carryforwards

        As of December 31, 2015 and 2016, we had federal net operating loss, or NOL, carryforwards of $16.5 million and $34.6 million, respectively, which carryforwards may be available to offset future income tax liabilities and begin to expire in 2032.

        Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50 percentage points, as defined under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future. If we experience such an ownership change in connection with our previous offerings, including our initial public offering, our subsequent public offering, or future offerings, the tax benefits related to the net operating loss carryforwards may be further limited or lost. During 2016, we performed a detailed analysis of historical and/or current Section 382 ownership changes that may limit the utilization of net operating loss carryovers. From their entire federal net operating loss of $34.6 million, as of December 31, 2016, approximately $25.6 million is available for immediate use based on the IRC 382 analysis performed. The remaining net operating loss will become available by the end of 2018 unless there is another greater than 50% change in ownership. As of December 31, 2016 and 2015, we had state net operating loss carryforwards of $25.9 million and $7.7 million, respectively, which begin to expire in 2027.

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

        We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOLs. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2015 and 2016.

Emerging Growth Company Status

        Under Section 107(b) of the JOBS Act, an "emerging growth company," or EGC, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

        As an EGC, we rely on certain of exemptions and reduced reporting requirements under the JOBS Act, including exemptions from the requirement to provide an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; December 31, 2021; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC. Based on our public float as of the date of this report, we currently expect that we will become a large accelerated filer, and cease to be an emerging growth company, as of December 31, 2017.

Recent Accounting Pronouncements

        In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. We have not recognized revenue through December 31, 2016. We will evaluate the adoption of ASU 2014-09 when we begin to recognize revenue and determine the effects it may have on our consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires that we assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under ASU 2014-12, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We have adopted ASU 2014-12, which did not have a material effect on our consolidated financial statements.

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), requiring management to evaluate whether events or conditions could impact an entity's ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. ASU 2014-15 is effective for us beginning for annual periods ending after December 15, 2016 and for interim periods within annual periods ending after December 15, 2016. We have adopted ASU 2014-15, which did not have a material effect on our consolidated financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We are evaluating the adoption of ASU 2015-17, but have not determined the effects it may have on our consolidated financial statements.

        In February 2016, the FASB issued Accounting Standards Codification ("ASC") No. 2016-02, Leases ("ASC 842"). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. We are evaluating the adoption of ASC 842, but have not determined the effects it may have on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which requires that we recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We have adopted ASU 2016-09, which did not have a material effect on our consolidated financial statements.

        In August 2016, the FASB issued Accounting Standards Update, or ASU, 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are evaluating the adoption of ASU 2016-15, but have not determined the effects it may have on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the dollar increase or decrease in those items:

	Year Ended December 31,
			Period-to-Period Change
	2016	2015
Revenue	$—	$—	$—
Operating expenses:
General and administrative	24,522,902	11,079,512	13,443,390
Research and development	58,891,667	27,493,460	31,398,207

Total operating expenses	83,414,569	38,572,972	44,841,597

Loss from operations	(83,414,569)	(38,572,972)	(44,841,597)
Other income	—	84,558	(84,558)
Interest income (net)	402,765	14,570	388,195

Loss from continuing operations, before income taxes	(83,011,804)	(38,473,844)	(44,537,960)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(83,011,804)	(38,473,844)	(44,537,960)
Loss from discontinued operations, net of tax	—	—	—
Loss from sale of discontinued operations, net of tax	—	—	—

Net loss	$(83,011,804)	$(38,473,844)	$(44,537,960)

  General and Administrative

        General and administrative expense increased from $11.1 million for the year ended December 31, 2015 to $24.5 million for the year ended December 31, 2016. This increase was primarily attributable to increases of $5.7 million in non-cash stock-based compensation, $3.9 million in legal, professional and consulting fees and $4.1 million in salaries and personnel-related costs, driven by increased headcount across all general and administrative functions, from nine employees as of December 31, 2015 to 21 employees as of December 31, 2016, to support our overall growth, partially offset by a decrease of $0.3 million in other administrative costs. We anticipate our general and administrative costs will continue to increase over the next several years due to increased spending on the business operations and administrative support for the manufacturing and clinical development and potential launch of AVXS-101.

  Research and Development

        Research and development expense increased from $27.5 million for the year ended December 31, 2015 to $58.9 million for the year ended December 31, 2016. The increase was primarily attributable to increases of $23.4 million in third-party clinical and manufacturing research and development spending related to our clinical trial and clinical trial product manufacturing, $7.7 million in salaries and personnel-related expenses driven by increased headcount across all research, development and manufacturing functions, from 11 employees as of December 31, 2015 to 49 employees as of December 31, 2016, and $5.5 million in other research and development expenses, partially offset by a decrease of $3.9 million in non-cash stock-based compensation due to the vesting in fiscal year 2015 of Dr. Kaspar's restricted stock award and a decrease of $1.3 million in license fees.

        Research and development expense for the year ended December 31, 2015 consisted of $19.3 million in stock-based compensation associated with a restricted stock grant made to Dr. Kaspar in connection with a consulting agreement, $1.7 million in other stock-based compensation, $1.8 million in license fees, $2.8 million in third party research and development spending and $1.9 million in salaries and personnel-related expenses.

        We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the clinical development and manufacturing of AVXS-101.

  Other Income and Interest Income

        Interest income for the years ended December 31, 2016 and 2015, respectively, consisted of interest earned on our cash and cash equivalents. Other income for the year ended December 31, 2015 consisted of $0.1 million owed to Biolife Dallas that was forgiven.

Comparison of the Years Ended December 31, 2015 and 2014

        The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the dollar increase or decrease in those items:

	Year Ended December 31,
			Period-to-Period Change
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

  General and Administrative

        General and administrative expense increased from $1.9 million for the year ended December 31, 2014 to $11.1 million for the year ended December 31, 2015. This increase was primarily attributable to increases of $3.9 million in legal and professional fees and $2.4 million in salaries and personnel-related costs and facilities and $2.9 million in stock-based compensation expense, due to increased headcount.

  Research and Development

        Research and development expense increased from $13.6 million for the year ended December 31, 2014 to $27.5 million for the year ended December 31, 2015.

        Research and development expense for the year ended December 31, 2014 consisted of $2.0 million in license fees, $6.0 million in stock-based compensation and $4.1 million related to a tax indemnification liability, both associated with a restricted stock grant made to Dr. Kaspar in connection with a consulting agreement, $0.6 million in other stock-based compensation, $0.3 million in third party research and development spending, $0.5 million in salaries and personnel related expenses and $0.3 million of other miscellaneous research and development expenses..

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

  Other Income and Interest (Expense) Income

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

  Loss from Discontinued Operations

        On January 30, 2014, we sold our entire equity interest in Biolife Dallas back to Biolife Dallas in exchange for nominal consideration and resigned from our position as a director of Biolife Dallas. Additionally, we sold our entire equity interests in the two wholly-owned subsidiaries through which we previously owned the equipment and intellectual property assets necessary to conduct the stem cell business. As a result of these transactions, we exited the stem cell business.

        In connection with the above transactions, we recognized a loss from discontinued operations of $0.2 million during the year ended December 31, 2014. We had no corresponding results from discontinued operations for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

        To date, we have funded our research and development and operating activities primarily through equity financings, including $95.3 million and $148.3 million of net proceeds from our initial public offering and our subsequent public offering, respectively, and $80.5 million of aggregate net proceeds from private placements of stock prior to our initial public offering.

        As of December 31, 2016, we had cash and cash equivalents of $240.4 million and had no debt outstanding.

Cash Flows

        The following table provides information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(48,020,695)	$(13,796,025)	$(4,001,037)
Net cash used in investing activities	(19,182,085)	(221,003)	(29,284)
Net cash provided by financing activities	245,380,759	73,149,175	7,150,034

Net increase in cash and cash equivalents	$178,177,979	$59,132,147	$3,119,713

Operating Activities

        For the year ended December 31, 2016, our net cash used in operating activities of $48.0 million primarily consisted of a net loss of $83.0 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $26.9 million in adjustments for non-cash items and $8.1 million in net cash provided by changes in working capital items. The $8.1 million in net cash provided by changes in working capital primarily represented a $13.1 million increase in accounts payable, accrued expenses and accrued indemnification obligation, partially offset by a $5.0 million increase in prepaid expenses and other current assets and other long-term assets. Adjustments for non-cash items consisted of $26.8 million of stock-based compensation expense, of which $10.4 million was associated with the vesting in full of the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to an increase in accrued expenses and accounts payable, partially offset by an increase in prepaid expenses.

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

        We anticipate the continued use of net cash for the foreseeable future as we continue to fund the clinical development and manufacturing of AVXS-101 and as we continue to build out our management team and corporate infrastructure.

Investing Activities

        For the year ended December 31, 2016, net cash used in investing activities consisted of $19.2 million of capital expenditures, primarily related to the development of our manufacturing facility and purchases of property and equipment. For the years ended December 31, 2015 and 2014, net cash used in investing activities was less than $0.3 million.

Financing Activities

        For the year ended December 31, 2016, net cash provided by financing activities of $245.4 million consisted primarily of funds raised from our initial public offering, which closed in February 2016, and our follow-on public offering, which closed in September 2016.

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

Future Funding Requirements

        To date, we have not generated any revenues from the commercial sale of approved gene therapy products or drug therapies and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our gene therapy core business. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize AVXS-101. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates, including with respect to development of AVXS-101 for other types of SMA and other product candidates for other diseases. We also expect to continue to incur costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

        Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2019. We intend to devote the majority of our capital resources for clinical development and regulatory approval of AVXS-101. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Contractual Obligations, Commitments and Contingencies

        Our principal commitments consist of obligations under our license milestone payment commitments, tax indemnification obligation and operating lease commitments. The following table summarizes these contractual obligations as of December 31, 2016:

Contractual Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Tax indemnification obligation	$4,452,500	$4,452,500	$—	$—	$—
Operating lease commitments	5,751,421	507,823	1,335,422	1,393,183	2,514,993

Total contractual obligations	$10,203,921	$4,960,323	$1,335,422	$1,393,183	$2,514,993

(1)
Excludes potential milestone payments under the ReGenX, AskBio and NCH Licenses. The actual amounts and timing of these payments are uncertain, as the payments are contingent upon future events.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of December 31, 2016, we had cash and cash equivalents totaling $240.4 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AveXis, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable common stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AveXis, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 16, 2017

AveXis, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$240,429,839	$62,251,860
Prepaid expenses and other current assets	4,750,469	909,629

Total current assets	245,180,308	63,161,489
Property and equipment, net	24,200,582	235,590
Other long-term assets	1,194,541	1,687,212

Total assets	$270,575,431	$65,084,291

Liabilities, redeemable common stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,197,274	$359,787
Accrued expenses	16,794,003	2,437,017
Accrued indemnification obligation	4,452,500	4,080,500

Total current liabilities	24,443,777	6,877,304

Total liabilities	$24,443,777	$6,877,304

Commitments and contingencies (Note 13)
Redeemable common stock; par value $0.0001 per share, no shares issued and outstanding at December 31, 2016; 456,043 shares issued and outstanding at December 31, 2015	$—	$1,032,909
Stockholders' equity (deficit):
Class D preferred stock; par value $0.0001 per share, no shares issued and outstanding at December 31, 2016; 3,105,000 shares authorized, 3,093,092 shares issued and outstanding at December 31, 2015	—	309
Class C preferred stock; par value $0.0001 per share, no shares issued and outstanding at December 31, 2016; 2,365,020 shares authorized, issued and outstanding at December 31, 2015 (aggregate liquidation preference of $9,372,112)	—	237
Class B-1 preferred stock; par value $0.0001 per share, no shares issued and outstanding at December 31, 2016; 3,278,938 shares authorized, 3,237,528 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $8,000,003)	—	324
Common stock; par value $0.0001 per share, 100,000,000 shares authorized, 27,700,054 shares issued and outstanding at December 31, 2016; 22,080,000 shares authorized, 6,817,093 shares issued and outstanding at December 31, 2015	2,770	682
Additional paid-in capital	387,691,208	115,723,046
Accumulated deficit	(141,562,324)	(58,550,520)

Total stockholders' equity (deficit)	246,131,654	57,174,078

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$270,575,431	$65,084,291

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Revenue	$—	$—	$—
Operating expenses:
General and administrative	24,522,902	11,079,512	1,869,899
Research and development	58,891,667	27,493,460	13,550,422

Total operating expenses	83,414,569	38,572,972	15,420,321

Loss from operations	(83,414,569)	(38,572,972)	(15,420,321)
Other income	—	84,558	—
Interest income (expense)	402,765	14,570	(131,527)

Loss from continuing operations, before income taxes	(83,011,804)	(38,473,844)	(15,551,848)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(83,011,804)	(38,473,844)	(15,551,848)
Loss from discontinued operations, net of tax	—	—	(8,729)
Loss from sale of discontinued operations, net of tax	—	—	(145,199)

Net loss and comprehensive loss	$(83,011,804)	$(38,473,844)	$(15,705,776)

Basic and diluted net loss per common share from continuing operations (Note 11)	$(3.67)	$(5.43)	$(2.37)
Basic and diluted net loss per common share from discontinued operations (Note 11)	—	—	(0.02)

Basic and diluted net loss per common share (Note 11)	$(3.67)	$(5.43)	$(2.39)

Weighted-average basic and diluted common shares outstanding	22,647,583	7,087,618	6,916,404

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Changes in Redeemable Common Stock and Stockholders' Equity (Deficit)

	Redeemable Common Stock		Class D Preferred Stock		Class C Preferred Stock		Class B-1 Preferred Stock		Common Stock				Total Stockholders' Equity (Deficit)
											Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	331,053	$345,447	—	$—	—	$—	—	$—	7,061,173	$706	$2,727,038	$(4,370,843)	$(1,643,099)

Stock-based compensation—restricted stock									583,597	$59	$5,749,774	$—	$5,749,833
Stock-based compensation—stock options											416,624		416,624
Stock-based compensation—stock warrants											243,863		243,863
Stock-based compensation—shares exchange											193,549		193,549
Stock-based compensation—share grants											594,088		594,088
Share exchanges							1,214,077	122	(1,214,077)	(122)	—		—
Issuance of Class B-1 preferred stock and B-2 warrants							809,385	81			1,999,919		2,000,000
Conversion of PBM convertible debt							202,345	20			612,815		612,835
Conversion of Deerfield convertible debt					126,991	13					503,411		503,424
Issuance of Class C preferred stock					1,135,084	113					4,499,921		4,500,034
Issuance of common stock to vendor									41,400	4	102,296		102,300
Issuance of redeemable common stock at fair value	86,725	214,298									—		—
Net Loss												(15,705,776)	(15,705,776)

Balance at December 31, 2014	417,778	$559,745	—	$—	1,262,075	$126	2,225,807	$223	6,472,093	$647	$17,643,298	$(20,076,619)	$(2,432,325)

Stock-based compensation—restricted stock											19,322,275		19,322,275
Stock-based compensation—stock options											5,250,217		5,250,217
Stock-based compensation—stock warrants											358,637		358,637
Issuance of Class D preferred stock			3,093,092	309							64,787,240		64,787,549
Issuance of Class C Milestone Shares					1,102,945	111					4,999,909		5,000,020
Issuance of Class B-1 Milestone Shares							1,011,721	101			2,499,899		2,500,000
Exercise of stock options									207,000	21	520,585		520,606
Exercise of stock warrant									138,000	14	340,986		341,000
Sixeva Liquidation												(57)	(57)
Issuance of redeemable common stock at fair value	38,265	473,164										—	—
Net Loss												(38,473,844)	(38,473,844)

Balance at December 31, 2015	456,043	$1,032,909	3,093,092	$309	2,365,020	$237	3,237,528	$324	6,817,093	$682	$115,723,046	$(58,550,520)	$57,174,078

Stock-based compensation—restricted stock									1,750,794	175	10,370,762		10,370,937
Stock-based compensation—stock options											16,415,008		16,415,008
IPO conversion adjustments			(3,093,092)	(309)	(2,365,020)	(237)	(3,237,528)	(324)	8,695,640	870	(892)		(892)
Exercise of stock options									84,127	8	429,707		429,715
Exercise of stock warrant									20,771	2	53,348		53,350
Conversion of redeemable common stock upon IPO	(456,043)	(1,032,909)							456,043	45	1,032,864		1,032,909
Issuance of common stock—Initial Public Offering, net of offering costs									5,277,941	528	95,348,158		95,348,686
Issuance of common stock—Follow-On Offering, net of offering costs									4,597,645	460	148,319,207		148,319,667
Net Loss												(83,011,804)	(83,011,804)

Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	27,700,054	$2,770	$387,691,208	$(141,562,324)	$246,131,654

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flows from operating activities
Net loss	$(83,011,804)	$(38,473,844)	$(15,705,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of discontinued operations	—	—	145,199
Depreciation and amortization	64,630	13,463	3,350
Employee stock-based compensation	26,785,770	5,250,217	1,204,261
Stock-based third-party research and development	—	20,154,076	6,207,993
Disposal of fixed assets	24,011	—	—
Loss on extinguishment of debt	—	—	116,260
Changes in operating assets and liabilities
Prepaid and other current assets	(3,854,389)	(886,986)	(22,643)
Other long-term assets	(1,132,084)	(1,311,736)	(4,433)
Accounts payable	957,986	276,231	(92,582)
Accrued expenses	11,773,185	1,182,611	58,103
Accrued indemnification obligation	372,000	—	4,080,500
Other	—	(57)	—
Net cash provided by discontinued operations	—	—	8,731

Net cash used in operating activities	(48,020,695)	(13,796,025)	(4,001,037)
Cash flows from investing activities
Capital expenditures	(19,182,085)	(221,003)	(29,284)

Net cash used in investing activities	(19,182,085)	(221,003)	(29,284)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	1,000,000
Proceeds from issuance of Class B common stock	—	2,500,000	2,000,000
Proceeds from issuance of Class C common stock	—	5,000,020	4,500,034
Proceeds from issuance of Class D common stock	—	64,787,549	—
Proceeds from exercise of stock options	429,714	520,606	—
Proceeds from exercise of stock warrants	53,350	341,000	—
Re-payment of notes payable	—	—	(350,000)
Proceeds from IPO and Follow-On Offering, net of issuance costs	246,489,901	—	—
Payment of deferred IPO costs	(1,592,206)	—	—

Net cash provided by financing activities	245,380,759	73,149,175	7,150,034

Net increase in cash and cash equivalents	178,177,979	59,132,147	3,119,713
Cash and cash equivalents, Beginning of Period	62,251,860	3,119,713	—

Cash and cash equivalents, End of Period	$240,429,839	$62,251,860	$3,119,713

Supplemental Cash Flow Information
Cash paid for interest	$—	$14,745	$35,025
Supplemental Disclosure of Non-cash Investing and Financing Activities
Conversion of accrued legal fees into common stock	$—	$—	$102,300
Conversion of convertible notes into Class B-1 and Class C preferred stock	$—	$—	$1,000,000
Deferred issuance costs for planned initial public offering in accrued expenses	$—	$371,043	$—

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

        The Company is a clinical-stage gene therapy company dedicated to developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. The Company's initial product candidate, AVXS-101, is a gene therapy product candidate currently in a Phase 1 clinical trial for the treatment of spinal muscular atrophy, ("SMA"), Type 1, the leading genetic cause of infant mortality.

Liquidity and Risks

        As of December 31, 2016, the Company generated an accumulated deficit of $141,562,324 since inception and had cash and cash equivalents of $240,429,839. The Company believes its cash and cash equivalents as of December 31, 2016, are sufficient cash resources to allow the Company to fund its current operating plan through the first half of 2019. As the Company continues to incur losses, transition to profitability is dependent upon the successful manufacturing, development, approval, and commercialization of its product candidate and achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

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

Initial Public Offering

        On February 10, 2016, the Company completed an initial public offering ("IPO"), which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88,350,000 after deducting underwriting discounts. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock, 2,365,020 shares of Class C preferred stock and 3,105,000 of Class D preferred stock were automatically converted into shares of the Company's common stock.

        On March 3, 2016, the underwriters of the Company's IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company's common stock at the initial public offering price of $20.00 per share, resulting in additional net proceeds of approximately $9,800,000 after deducting underwriting discounts.

Follow-On Public Offering

        On September 13, 2016, the Company completed an underwritten public offering (the "Follow-On Offering") of 4,887,500 shares of its common stock, 4,597,645 shares of which were issued and sold by

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Background (Continued)

the Company, including the exercise in full by the underwriters of their option to purchase 637,500 shares from the Company, and 289,855 shares of which were sold by PBM Capital Investments, LLC ("PBM"), an existing stockholder of the Company, each at a public offering price of $34.50 per share. After deducting the underwriting discounts and commissions, the net proceeds to the Company were approximately $149.1 million. The Company did not receive proceeds from the sale of the common stock by PBM.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of common stock, stock warrants and restricted stock, and the grant date fair value of stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from such estimates.

Concentrations of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company generally invests its cash equivalents in checking accounts and money market funds held at mid-sized financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less.

Property and Equipment

        Property and equipment consists of construction in progress associated with the Company's investment in its manufacturing facility, office furniture and equipment and is recorded at cost less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of five to ten years for office furniture and equipment.

Impairment of Long-Lived Assets

        Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record an impairment during the year ended December 31, 2016.

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

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, third party license fees, and external costs of outside vendors engaged to conduct manufacturing and preclinical development activities and clinical trials.

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

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Patent Costs

        All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

        The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of operations based on their fair values.

        The Company's stock-based awards are subject to service and performance-based vesting conditions. Compensation expense related to awards to employees with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (the "Graded Vesting Attribution Method"), based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non-employees with only service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the Graded Vesting Attribution Method. Compensation expense related to awards to employees with only performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees only with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable.

        The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option-pricing model, which requires the input of and use of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the calculation of expected term of the award, (iv) the risk-free interest rate, and (v) expected dividends. Due to the lack of company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. The Company's estimates of expected term used in the Black-Scholes option pricing model were based on the estimated time from the grant date to the date of exercise. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid dividends, and does not expect to pay dividends in the foreseeable future.

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

Income Taxes

        The Company is a C corporation for federal and state income tax purposes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2016, 2015 and 2014, the Company has concluded that as a result of the accumulated losses to date and no near-term prospects for recognizing net income, a full valuation allowance is necessary for its deferred tax assets.

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

Recent Accounting Pronouncements

        In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company has not recognized revenue through December 31, 2016. The Company will evaluate the adoption of ASU 2014-09 when the Company begins to recognize revenue and determine the effects it may have on the Company's consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires the Company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under ASU 2014-12, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted ASU 2014-12, which did not have a material effect on the Company's consolidated financial statements.

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), requiring management to evaluate whether events or conditions could impact an entity's ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. ASU 2014-15 is effective for the Company beginning for annual periods ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. The Company has adopted ASU 2014-15, which did not have a material effect on the Company's consolidated financial statements.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is evaluating the adoption of ASU 2015-17, but has not determined the effects it may have on the Company's consolidated financial statements.

        In February 2016, the FASB issued Accounting Standards Codification ("ASC") No. 2016-02, Leases ("ASC 842"). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company's consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which requires the Company to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company has adopted ASU 2016-09, which did not have a material effect on the Company's consolidated financial statements.

        In August 2016, the FASB issued Accounting Standards Update, or ASU, 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Company is evaluating the adoption of ASU 2016-15, but has not determined the effects it may have on the Company's consolidated financial statements.

Deferred Initial Public Offering Costs

        Deferred initial public offering costs, which primarily consist of direct, incremental legal, accounting and other professional fees relating to the IPO, are included in other long-term assets in the consolidated balance sheet as of December 31, 2015. These deferred costs were offset against the IPO proceeds upon the consummation of the offering. As of December 31, 2016 and 2015, the Company deferred $0 and $1,624,040 of IPO-related costs.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Discontinued Operations

        On January 30, 2014, the Company sold its entire equity interest in Biolife Cell Bank Dallas, LLC ("Biolife Dallas") back to Biolife Dallas in exchange for nominal consideration and resigned from its position as a director of Biolife Dallas. Additionally, the Company sold all of its equity interests in the two wholly-owned subsidiaries through which it previously owned the equipment and intellectual property assets necessary to conduct the stem cell business conducted by Biolife Dallas. As a result of these transactions, the Company exited the stem cell business.

        In connection with the above transactions, the Company recognized a loss from discontinued operations of $0.2 million during the year ended December 31, 2014. The Company had no corresponding results from discontinued operations for the years ended December 31, 2016 and 2015, respectively.

4. Collaboration and License Agreements

Nationwide Children's Hospital

        In October 2013 (the "Effective Date"), the Company entered into an Exclusive License Agreement (the "Nationwide License"), which agreement was amended and restated in its entirety in January 2016, with Nationwide Children's Hospital ("NCH"). Under the terms of the agreement, NCH granted the Company an exclusive, non-transferable, worldwide license to certain patents held by NCH for the therapy and treatment of SMA. The Company was also provided a license to the Investigational New Drug application ("IND") for AVXS-101 (the "Product Candidate") and was provided the right to become sponsor of the IND after completion of the Phase 1 clinical trial. On October 14, 2015, the Company exercised the option and, as of November 6, 2015, the Company became the sponsor of the IND. Additionally, the Company was provided the U.S. marketing rights to the product upon receipt of regulatory approval.

        The Company is responsible for all clinical trial costs incurred by NCH that are not covered by third party research grants and the Company committed to spend not less than $9,400,000 for the development of the Product Candidate during the first eight years of the Nationwide License.

        Amounts incurred by NCH and reimbursed by the Company for the years ended December 31, 2016, 2015 and 2014 were $504,866, $570,299 and $341,482, respectively and are included in research and development expense in the consolidated statements of operations. Aggregate development costs, as defined in the Nationwide License, incurred by the Company through December 31, 2016 and 2015 were $41,167,949 and $9,890,947, respectively and achieve the committed contractual spend under the Nationwide License.

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

        The Nationwide License provides that for the 30 day period immediately following FDA approval of the Biologics License Application ("BLA"), NCH shall have the option (if it owns at least 50% of

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

the shares issued to it pursuant to the agreement) to sell all, but not less than all, of the Up-front Shares back to the Company at a per share price equal to two times the price per share of preferred stock sold by the Company in its Class B Financing ($2.47 per share), with such consideration to be paid by the Company in four equal quarterly installments (the "Royalty Option").

        If the Royalty Option is exercised, the Company shall pay a low single digit royalty on net sales, if any, of the Product Candidate during the term of the Nationwide License, subject to certain annual minimums. In addition, the Company must pay NCH a portion of sublicensing revenue received from its sublicense of the licensed technology at percentages between low-double digits and low-teens.

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

        The Company recognized research and development expense of $345,447 in its consolidated financial statements for the year ended December 31, 2013, representing the fair value of the Up-front Shares issued to NCH as of the Effective Date. Since NCH can require the Company to repurchase the Up-front Shares upon exercise of the Royalty Option, the fair value of the Up-front Shares as of the Effective Date of the Nationwide License is reflected as redeemable common stock on the Company's consolidated balance sheet as of December 31, 2015.

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

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

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

        The Nationwide License commenced on the Effective Date and terminates on the earliest of (a) the last to expire of the licensed patents or (b) 10 years from the date of first commercial sale of the Product Candidate. The Nationwide License can also be terminated (i) by the Company for convenience at any time after the first anniversary of the Effective Date upon six months prior written notice, (ii) by either party in the event of an uncured breach upon thirty days written notice, (iii) by NCH upon the bankruptcy/insolvency of the Company, and (iv) by NCH if it is sued by the Company for anything other than breach of the agreement.

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

        NCH acknowledged that, as of the date of the Amended and Restated Nationwide License, the Company had fulfilled its requirement to spend not less than $9,400,000 for the development of the Product Candidate in whole. The Royalty Option expired upon the effectiveness of the Amended and Restated Nationwide License. Accordingly, NCH no longer has the right to sell the Up-front Shares issued upon the Effective Date of the original NCH License back to the Company under any circumstances.

        Following the first commercial sale of the Product Candidate, the Company shall pay a low single digit royalty on net sales, if any, of the Product Candidate during the term of the Amended and Restated Nationwide License, subject to certain annual minimums. In addition, the Company must pay NCH a portion of sublicensing revenue received from its sublicense of the rights to the licensed technology at percentages between low-double digits and low-teens.

        The Amended and Restated Nationwide License commenced on the Amended and Restated Nationwide License Effective Date and terminates upon the expiration of the royalty term for the Product Candidate in each country in which it is sold. The Amended and Restated Nationwide License can also be terminated (i) by the Company for convenience at any time after the first anniversary of

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

the Amended and Restated Nationwide License Effective Date upon six months prior written notice, (ii) by either party in the event of a material uncured breach upon thirty days written notice, (iii) by NCH upon the bankruptcy/insolvency of the Company, and (iv) by NCH if it is sued by the Company for anything other than a suit brought in response to any suit brought by NCH regarding the validity or enforceability of the NCH patents.

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

        As consideration for the ReGenX License, the Company agreed to make a $2,000,000 up-front payment (the "ReGenX Up-front Payment"), $1,000,000 of such amount paid in March 2014 and the remaining $1,000,000 paid by June 30, 2014. Additionally, the Company agreed to pay potential future milestones aggregating $12,250,000, and a mid-single to low-double digit royalty on net sales, if any, of the Company's Product Candidate, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees the Company receives from sublicenses of the licensed intellectual property rights.

        The Company also agreed to pay an annual maintenance fee on each anniversary of the effective date of the ReGenX License. A milestone payment of $0 and $250,000 and annual maintenance fee of $50,000 and $50,000 are included in research and development expenses for the year ended December 31, 2016 and 2015, respectively.

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

        The ReGenX License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the ReGenX License at any time upon a specified notice period and ReGenX may terminate upon the breach or insolvency of the Company, if we are greater than a specified number of days late (after notice and cure periods) in paying money due under the ReGenX License or if the Company, its affiliates, or sublicensees challenges the ReGenX patents subject to the ReGenX License. Either party may terminate the ReGenX License for material breach if such breach is not cured within a specified number of days.

Asklepios Biopharmaceutical, Inc. License

        On May 29, 2015, the Company and Asklepios Biopharmaceutical, Inc. ("AskBio") entered into a Non-Exclusive License Agreement (the "AskBio License"). Under the terms of the AskBio License, AskBio granted the Company a non-exclusive, non-transferable, worldwide license to certain patents and know how held by AskBio.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

        As consideration for the AskBio License, the Company agreed to make a $1,000,000 up-front payment (the "AskBio Up-front Payment"), with $300,000 of such amount payable within thirty days of the effective date of the AskBio License, $300,000 payable within thirty days following the dosing of the first patient in our recently completed Phase 1 clinical trial of the Product Candidate and $400,000 payable upon the dosing of the ninth patient in the clinical trial, as well as potential future milestone payments aggregating $9,600,000, and a tiered royalty on net sales, if any, of the Company's Product Candidate, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event the Company exercises its option to make a specified one-time royalty option fee payment to AskBio. The Company must also pay AskBio a low double digit percentage of all consideration the Company receives from any sublicense of the licensed technology.

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

        The AskBio Up-front Payment of $1,000,000 is included in the research and development expense for the year ended December 31, 2015, and accrued annual maintenance fees of $50,000 and $16,941 are included in research and development expense for the years ended December 31, 2016 and 2015, respectively.

        The AskBio License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the AskBio License at any time upon six months' notice and AskBio may terminate upon the breach (after notice and cure periods) or insolvency of the Company.

        Additionally, AskBio may terminate the AskBio License in the event the Company (i) researches, develops or commercializes any AAV-based treatment for hemophilia or (ii) undergoes a change in control or is otherwise acquired by a third party that researches, develops or commercializes any AAV-based treatment for hemophilia, in each case, until April 1, 2019, unless such change in control is first approved by AskBio, such approval not to be unreasonably withheld if the party in control following such a change of control event agrees to additional restrictive measures as reasonably proposed by AskBio in its sole discretion prior to such change of control respecting the use of the AskBio licensed technology.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment, Net

        Property and equipment, net, consists of the following:

	December 31, 2016	December 31, 2015
Office furniture, equipment and leasehold improvements	$1,115,209	$252,514
Construction in progress	23,161,828	0

Property and equipment, gross	24,277,037	252,514
Less: accumulated depreciation	(76,455)	(16,924)

Property and equipment, net	$24,200,582	$235,590

        Depreciation expense was $64,630, $13,463 and $3,350 for the years ended December 31, 2016, 2015 and 2014, respectively.

        Construction in progress increased by $23,161,828 for the year ended December 31, 2016. This is due to procurement of manufacturing equipment and construction within the Company's Libertyville, Illinois manufacturing facility. Non-cash capital expenditures included accounts payable and accrued expenses at December 31, 2016 was $4,871,547.

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31, 2016	December 31, 2015
Accrued manufacturing development costs	$7,167,430	$513,606
Accrued payroll, bonus and deferred compensation	3,841,171	761,556
Accrued construction in progress	2,978,498	—
Accrued consulting	1,204,601	—
Accrued clinical trial costs	388,935	93,621
Accrued professional fees	382,874	348,165
Accrued severance	167,065	153,846
Other	663,429	566,223

Accrued expenses	$16,794,003	$2,437,017

7. Accrued Indemnification Obligation

        In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of its Board of Directors (Dr. Brian Kaspar, see Note 10) pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company. In connection with the restricted stock purchase agreement, the Company agreed to indemnify Dr. Kaspar for any taxes, interest, fines, penalties or other costs and expenses that Dr. Kaspar may incur in the future should the Internal Revenue Service succeed in a tax determination that the stock price paid by Dr. Kaspar (which was par value) was lower than the fair market value of the stock on the date of grant. The indemnification term is in effect for six years after the due date of the tax return for the year in which the stock was issued. In January 2016, the Company entered into an employment agreement with Dr. Kaspar.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Accrued Indemnification Obligation (Continued)

        In connection with the preparation of the Company's audited consolidated financial statements for the year ended December 31, 2014, the Company determined that the per share fair value of the Company's common stock on January 28, 2014, the grant date, was $1.51.

        As a result, the Company issued Dr. Kaspar an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3,535,419. Due to the indemnity obligation contained in Dr. Kaspar's restricted stock purchase agreement, the Company will ultimately be required to reimburse Dr. Kaspar for the taxes he will pay following the amendment of Dr. Kaspar's 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2016 and 2015.

        Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by Dr. Kaspar on the indemnity payment.

        As a result, the Company has accrued $4,452,500 and $4,080,500 at December 31, 2016 and 2015, respectively, representing the Company's best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar. The increase in the accrued indemnification obligation was due to the accrual of additional interest and state and local tax expense through December 31, 2016. The Company expects to pay this entire amount in 2017.

8. Capitalization

        On February 1, 2016 , the Company amended its certificate of incorporation to effect a stock split whereby each issued and outstanding share of common stock and Class B-1, B-2, C and D preferred stock was converted into 1.38 shares of common stock, Class B-1, B-2, C and D preferred stock, respectively. The par value per share was not adjusted as a result of this stock split. All share information presented in these consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action.

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

        As of December 31, 2016, the authorized capital stock of the Company consisted of 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share and no shares issued and outstanding, and 100,000,000 shares of common stock, par value $0.0001 per share and 27,700,054 shares issued and outstanding.

        On January 30, 2014, the Company entered into three separate Exchange Agreements pursuant to which JDH Investment Management ("JDH"), an entity affiliated with a founder and then Board member of the Company, exchanged 202,347 common shares held by it for 202,347 Class B-1 preferred shares, John Carbona exchanged 202,347 common shares held by him for 202,347 Class B-1 preferred shares and West Summit Investments, LP ("West Summit"), exchanged 202,347 common shares held by it for 202,347 Class B-1 preferred shares. The common shares received by the Company pursuant to these Exchange Agreements were cancelled and retired and ceased to be issued and outstanding. In connection with the Exchange Agreements, the Company reduced earnings available to common

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Capitalization (Continued)

stockholders used in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014 (see Note 11) by an aggregate of $387,098, representing the difference between the fair value of the Class B-1 preferred shares issued and the fair value of the common stock that was surrendered in the exchanges, which the Company has accounted for as a deemed preferred dividend on its common stock. Additionally, because Mr. Carbona was serving as the Company's chief executive officer at the time, the Company recognized stock-based compensation expense (see Note 10), in connection with Mr. Carbona's Exchange Agreement.

        On February 18, 2014, the Company entered into an Exchange Agreement with White Rock Capital Partners, L.P. ("White Rock") pursuant to which White Rock exchanged 303,518 common shares held by it for 303,518 Class B-1 preferred shares (the "White Rock Exchange Agreement"), and on February 27, 2014, the Company entered into an Exchange Agreement with NRM VII Holdings I LLC ("NRM"), pursuant to which NRM exchanged 303,518 common shares held by it for 303,518 Class B-1 preferred shares (the "NRM Exchange Agreement" and, together, the "Exchange Agreements"). The common shares received by the Company pursuant to these Exchange Agreements were cancelled and retired and ceased to be issued and outstanding. In connection with the Exchange Agreements, the Company reduced earnings available to common stockholders used in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014 (see Note 11) by an aggregate of $479,471, representing the difference between the fair value of the Class B-1 preferred shares issued and the fair value of the common stock that was surrendered in the exchanges, which the Company has accounted for as a deemed preferred dividend on its common stock.

        Pursuant to the terms of the Company's certificate of incorporation as in effect prior to the date of its IPO, in the event of any Liquidation Event, the aggregate assets available for distribution to the stockholders would be distributed as follows:

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

        The right to a preferential distribution held by the Class B-1, B-2, C and D preferred stockholders would terminate upon the conversion of the preferred stock to common stock upon the completion of a qualified IPO.

        Holders of common stock and Class B-1, B-2, C and D preferred stock voted together as a single class.

        The Class B-1, B-2, C and D preferred stockholders had certain customary protective provisions that allowed them to approve the liquidation, dissolution or merger of the Company, the payment of dividends, the amendment of the Company's certificate of incorporation, an IPO or offering of the Company's debt securities, capital expenditures above a specified threshold and changes in the authorized shares or preferences of the Company's capital stock.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Capitalization (Continued)

        The Class B-1, B-2, C and D preferred shares were subject to proportional adjustment upon stock splits and stock dividends.

        The Class B-1, B-2, C and D preferred shares would automatically convert, on a one-for-one basis, into common stock upon a Qualified IPO or the affirmative vote of the holders of a majority of the issued and outstanding shares of Class B-1, B-2, C and D preferred stock.

        The Company's certificate of incorporation and the related Class B and C financing documents reference the legal form of the Class B-1, B-2, C and D preferred shares as "common stock." For GAAP purposes, the Class B-1, B-2, C and D shares were classified as preferred stock due to the preferential distributions that could have been received by the holders of such shares.

Class B-1 and B-2 Preferred Stock

        On January 30, 2014, the Company entered into a Convertible Note and Class B Stock Purchase Agreement (the "Class B Purchase Agreement") with PBM Capital Investments, LLC ("PBM"). Under the Class B Purchase Agreement, the Company sold to PBM a $500,000 convertible promissory note (the "Class B Note") (see Note 9) and granted PBM an option (the "Class B Option") to purchase 809,385 shares of Class B-1 preferred stock at a purchase price of $2.47 per share and a warrant (the "Class B-2 Warrant") to purchase 130,623 shares of Class B-2 preferred stock at $2.57 per share (the "Class B Stock Closing"). To exercise the Class B Option, PBM was required to provide written notice of its intent on or before February 28, 2014, after which date the Class B Option would terminate.

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

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Capitalization (Continued)

Class C Preferred Stock

        On August 11, 2014, the Company entered into a Class C Stock Purchase Agreement with Deerfield Private Design Fund III ("Deerfield") and Roche Finance Ltd ("Roche").

        At closing, Deerfield purchased 504,478 shares of Class C preferred stock at a price of $3.96 per share and converted the original principal amount and accrued and unpaid interest on a secured promissory note dated June 20, 2014 (see Note 9) in the original principal amount of $500,000 into 126,991 shares of Class C preferred stock at a conversion price of $3.96 per share.

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

        Neither Deerfield nor Roche was required to purchase any Class C Milestone Shares if either (A) the 6th patient was not dosed by April 15, 2015, or, as of or prior to April 15, 2015, the clinical trial had been stopped, suspended or put on partial or complete hold for patient safety reasons. Either Deerfield or Roche was permitted, at their sole discretion, to purchase their portion of the Class C Milestone Shares at any time, irrespective of the occurrence of a Class C Milestone Event, by providing 5 days written notice.

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

9. Convertible Notes

Class B Note

        On January 30, 2014, the Company entered into the Class B Purchase Agreement with PBM (see Note 8). Under the Class B Purchase Agreement, the Company sold to PBM a $500,000 convertible promissory note (the "Class B Note") and granted PBM the Class B Option. The Class B Note had a stated maturity of January 31, 2016, and accrued interest at 8% per annum. The Class B Note could not be prepaid without the prior written consent of PBM.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Convertible Notes (Continued)

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

        On February 10, 2016, the Company completed its IPO, which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88,350,000 after deducting underwriting discounts. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock and 326,557 shares of Class B-2 preferred stock automatically converted into shares of the Company's common stock.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Convertible Notes (Continued)

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

        The outstanding principal and interest on the Deerfield Note was convertible, at the option of Deerfield, upon consummation of a qualified financing (a "Deerfield Qualified Financing") or at any time in which amounts remain unpaid under the Deerfield Note into shares of the same class and series of capital stock of the Company issued to the other investors in the Deerfield Qualified Financing at a conversion price per share equal to the lowest price per share at which the Deerfield Qualified Financing securities are sold by the Company to the investors in the Deerfield Qualified Financing. If the Company failed to complete a Deerfield Qualified Financing, Deerfield would be entitled to a 2.5% origination fee on the principal amount of the Deerfield Note, as well as reimbursement of out of pocket expenses.

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

        On February 10, 2016, the Company completed its IPO, which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88,350,000 after deducting underwriting discounts. Upon the closing of the IPO, 2,365,020 shares of Class C preferred stock were automatically converted into shares of the Company's common stock.

10. Stock-based Compensation

2014 Stock Plan (the "2014 Plan") and 2016 Equity Incentive Plan (the "2016 Plan")

        In May 2014, the Company's Board of Directors adopted the 2014 Stock Plan (the "2014 Plan"), and in January 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan" and, together with the 2014 Plan, the "Plans"). The 2016 Plan became effective on February 10, 2016, or the IPO Date. On and after the IPO Date, no additional stock awards may be granted under the 2014 Plan. The Board may amend or suspend the 2016 Plan at any time, although no such action may materially impair the rights under any then-outstanding award without the holder's consent. The Company will obtain stockholder approval for any amendments to the 2016 Plan as required by law. No incentive stock options may be granted under the 2016 Plan after the tenth anniversary of the effective date of the 2016 Plan. Initially, the aggregate number of shares of the Company's common stock that was available to be issued pursuant to stock awards under the 2016 Plan was 4,339,451 shares, which was the sum of (1) 2,400,000 new shares, plus (2) the number of shares reserved for issuance under the 2014 Plan on the IPO Date, plus (3) any shares subject to outstanding stock awards that would have

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-based Compensation (Continued)

otherwise been returned to the 2014 Plan. Additionally, the number of shares of the Company's common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and continuing through and including January 1, 2026, by 4.0% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2016 Plan is 8,678,902 shares.

        The Company has not granted stock appreciation rights to directors, officers or employees under the Plan since its inception. The Company granted 57,500 restricted stock awards to several employees in August 2016. Options generally expire ten years following the date of grant. Options typically vest over a period of two to four years, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain awards issued by the Company include performance conditions that must be achieved in order for vesting to occur. Options to purchase common stock carry an exercise price equal to the estimated fair value of the Company's common stock on the date of grant. Options to purchase shares of the Company's common stock may be exercised by payment of the exercise price in cash, by the delivery of previously acquired shares of common stock having a fair value equal to the exercise price payable or the withholding of common shares equal to the fair value of the aggregate exercise price. Upon the termination of service of a holder of stock options awarded under the Plan, all unvested options are immediately forfeited and vested options may be exercised within three months of termination.

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

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-based Compensation (Continued)

        The following table summarizes stock option activity:

			Weighted Average
		Weighted Average Exercise Price
	Number of Shares		Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,748,875	$15.04	9.38	$8,224,947
Granted	973,638	$33.10
Exercised	(84,127)	$5.11
Cancelled or forfeited	(61,275)	$22.19

Outstanding at December 31, 2016	2,577,111	$22.01	8.79	$66,466,245

Exercisable at December 31, 2015	168,360	$2.47	8.41	$2,907,260

Vested at December 31, 2015 and expected to vest	1,668,837	$15.64	9.42	$6,842,807

Exercisable at December 31, 2016	704,111	$14.86	8.42	$23,146,606

Vested and expected to vest at December 31, 2016	2,577,111	$22.01	8.79	$66,466,245

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at December 31, 2015 and 2016.

        As of December 31, 2016, 1,704,840 shares of common stock, were available for future grants under the Plan. The total intrinsic value of options exercised during the year ended December 31, 2014, 2015 and 2016 was $0, $3,565,436 and $3,449,227, respectively.

        As of December 31, 2016, there was $20,583,606 of unrecognized stock-based compensation expense related to employees' awards that is expected to be recognized over a weighted-average period of 1.4 years.

        The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards under the Plan in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Research and development	$5,988,231	$1,293,841	$179,641
General and administrative	9,668,141	3,956,376	236,983

	$15,656,372	$5,250,217	$416,624

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-based Compensation (Continued)

Stock Options Granted to Employees

        The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $24.50, $16.44 and $1.47, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Expected volatility	91.84%	90.00%	86.94%
Risk-free interest rate	1.45%	1.57%	1.16%
Expected term (in years)	6.08	6.08	4.19
Expected dividend yield	0.00%	0.00%	0.00%

Restricted Stock Units (RSUs)

        The Company recognized stock-based compensation expense of $758,637 during the year ended December 31, 2016. At December 31, 2016, there was $1,248,113 of unrecognized compensation cost related to unvested restricted stock units that will be recognized as expense over a weighted-average period of 1.2 years. A summary of the status of the Company's restricted stock units at December 31, 2016, and of changes in restricted stock units outstanding under the 2016 Plan for the year ended December 31, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	—	$—
Granted	57,500	34.90
Vested	—	—
Forfeited and cancelled	—	—

Outstanding at December 31, 2016	57,500	$34.90

        The Company grants restricted stock units with service-based vesting terms. The outstanding service-based restricted stock units vest over a period of three years. For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the RSUs on the date of grant and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. All restricted stock units issued vest over time as stipulated in the individual restricted stock unit agreements. In the event of a change in control, the unvested restricted stock units will be accelerated and fully vested immediately prior to the change in control. There are no performance-based features or market conditions in the Company's outstanding restricted stock units.

Valuation of Common Stock

        Prior to the IPO, the Company estimated the fair value of common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the American Institute of Certified Public Accountants Practice

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-based Compensation (Continued)

Guide, with the assistance of independent third party valuations, and approved by the Company's Board of Directors. The Company's valuations of its common stock were based on a number of objective and subjective factors, including external market conditions affecting the Company's industry sector, the prices at which the Company sold shares of its common and preferred stock, and the likelihood of achieving a liquidity event such as an initial public offering.

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

        In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar's 1,750,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting of the remainder of this award the Company recorded $10,370,762 of additional stock compensation expense for the year ended December 31, 2016, in research and development expenses, as compared to $19,322,275 and $5,749,791 of stock compensation expense recognized related to the grant for the years ended December 31, 2015 and 2014, respectively.

        The following table summarizes restricted stock activity:

Number of common shares
Nonvested shares at December 31, 2015	1,750,794
Shares granted	—
Shares vested	1,750,794

Nonvested shares at December 31, 2016	—

Warrants Granted to Non-Employees

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

        The First Warrant was revalued each period until the award vested. Compensation expense was recorded on a straight-line basis over the vesting period of each separated vesting tranche of the award. The First Warrant had a grant date fair value of $146,000. The Company recorded compensation expense of $0 and $358,637 in the years ended December 31, 2016 and 2015, respectively, related to the First Warrant, within research and development expense in the consolidated statements of operations.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-based Compensation (Continued)

        During the years ended December 31, 2016 and 2015, the total number of stock warrants exercised was 20,771 and 138,000, respectively, resulting in total proceeds of $53,350 and $341,000, respectively. As of December 31, 2016 and 2015, there were 305,775 and 326,556 common stock warrants vested and outstanding issued to non-employees, respectively, with a weighted-average exercise price of $2.57.

11. Net Loss Per Common Share

Net Loss per Common Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses. For the years ended December 31, 2016, 2015 and 2014, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Stock options issued and outstanding	2,577,111	1,748,875	473,202
Stock warrants	305,775	326,556	404,778
Unvested restricted stock units	57,500	—	—
Unvested restricted common stock	—	1,750,794	1,750,794

	2,940,386	3,826,225	2,628,774

        Amounts in the table above reflect the common stock equivalents of the noted instruments.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Net Loss Per Common Share (Continued)

        The following table summarizes the calculation of the basic and diluted net loss per common share:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator:
Loss from continuing operations	$(83,011,804)	$(38,473,844)	$(15,551,848)
Less: deemed preferred dividends on common stock	—	—	(866,569)

Net loss attributable from continuing operations to common stockholders	$(83,011,804)	$(38,473,844)	$(16,418,417)
Loss from discontinued operations	—	—	(153,928)

Net loss attributable to common stockholders	$(83,011,804)	$(38,473,844)	$(16,572,345)

Denominator:
Weighted-average basic and diluted common shares	22,647,583	7,087,618	6,916,404

Basic and diluted net loss per common share from continuing operations	$(3.67)	$(5.43)	$(2.37)
Basic and diluted net loss per common share from discontinued operations	—	—	(0.02)

Basic and diluted net loss per common share	$(3.67)	$(5.43)	$(2.39)

12. Separation Agreement

        On April 22, 2015, John Carbona ceased to be an employee of the Company. In connection with the termination of his employment, the Company agreed to pay Mr. Carbona the amount of $535,000, consisting of a $500,000 severance benefit (the "Severance") and $35,000 of accrued and unused vacation (the "Vacation Pay").

        The Severance was to be paid over a 12 month period in equal monthly installments. However, per the terms of the separation agreement, following Mr. Carbona's removal from the Board in June 2015, (i) 50% of the then unpaid portion of Severance due to Mr. Carbona was paid to Mr. Carbona in a lump sum within 30 days from the termination of his service on the Board and (ii) the remaining 50% of the unpaid Severance due Mr. Carbona was paid in equal installments over the lesser of (a) six months or (b) the remainder of the original 12 month period. The Vacation Pay was paid in a lump sum in May 2015.

        In connection with the transactions described above, the Company recorded a charge of $535,000 in its consolidated statements of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense in the consolidated statement of operations.

        Additionally, the Company agreed to fully accelerate the vesting of 53,820 unvested stock options held by Mr. Carbona at the time of the termination of his employment. The Company determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, the Company recognized the incremental fair value of the awards as of the modification date and recognized the amount immediately since the awards did not require further service. In connection with this

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Separation Agreement (Continued)

modification, the Company recorded a charge of $503,502 in its consolidated statement of operations for the year ended December 31, 2015. Such amount is included within general and administrative expense.

        In connection with the termination of his employment, Mr. Carbona also agreed to transfer to the Company all shares of Sixeva, Inc., a variable interest entity that the Company dissolved in October 2015, held by entities affiliated with him and to terminate the Cross Option.

13. Commitments and Contingencies

Operating Leases

        In March 2014, the Company entered into a lease agreement, which expires in April 2017, for approximately 2,418 square feet of office space in Dallas, Texas. The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

        The Company also leases a 15,668 square foot facility for its corporate headquarters in Bannockburn, Illinois, pursuant to a lease that expires in July 2024. The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

        The Company also leases a 1,318 square foot facility in Columbus, Ohio for research and development activities, pursuant to a lease that expires in March 2019.

        In March 2016, the Company entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of warehouse and office space Libertyville, Illinois. A portion of the warehouse space was converted into manufacturing space. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides the Company with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

        Future minimum lease payments under all of the Company's leases are as follows:

Year ending December 31,
2017	$507,823
2018	660,572
2019	674,850
2020	689,289
2021	703,894
Thereafter	2,514,993

Total	$5,751,421

        Rent expense on all operating leases amounted to $283,892, $91,959 and $38,824 for the years ended December 31, 2016, 2015 and 2014, respectively.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

License Agreements

        See Note 4 for information regarding licenses entered into by the Company. These agreements may require the Company to make future payments relating to sublicense fees, milestone fees and royalties on future sales, if any, of the Product Candidate.

Guarantees and Indemnifications

        The Company has accrued $4,452,500 and $4,080,500 at December 31, 2016 and 2015, respectively, representing the Company's best estimate of the ultimate tax indemnification and gross-up payment to be made to a former consultant pursuant to a tax indemnification granted to such consultant in connection with a restricted common stock grant (see Note 7).

        Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of December 31, 2016 and 2015, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

        On September 8, 2016, Sophia's Cure Foundation ("SCF"), a non-profit 501(c)(3) public charity, filed a complaint in U.S. District Court, Southern District of Ohio, naming as defendants Nationwide Children's Hospital ("NCH") and other entities affiliated with NCH, the Company and certain of the Company's present and former executives (the "Complaint"). According to the complaint, in 2012, SCF and Nationwide Children's Hospital Foundation ("NCH Foundation") entered into a donation agreement under which SCF provided NCH a gift of $550,000 to fund clinical work associated with the study of the product candidate that the Company now refers to as AVXS-101 for SMA Type 1 patients, and NCH Foundation agreed in such donation agreement to reference SCF as the "primary sponsor" of such clinical work in all publications issued by NCH Foundation. The complaint also alleges that NCH breached the donation agreement by not naming SCF as the sponsor of the investigational new drug application (the "IND") that it filed for AVXS-101. Additionally, the complaint alleges that the Company and the named Company executives tortiously interfered with SCF's rights under the donation agreement by assuming sponsorship of the IND under the NCH License. There is no contractual relationship between the Company and SCF. The complaint seeks, among other relief, monetary damages of $500 million and equitable relief, including taking steps to designate SCF as the sponsor of the IND. The Company filed a motion to dismiss this action on October 28, 2016. On December 5, 2016, SCF filed an amended complaint, asserting similar allegations against the Company as in the original complaint. The Company filed a motion to dismiss the amended complaint on December 19, 2016. Under the current schedule, SCF's response is due on March 20, 2017. The Company believes that the complaint is without merit and intends to vigorously defend itself and its current executives from the allegations. The Company views the probability of loss in this matter to be remote.

        Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters, including the

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

matter involving SCF described above, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14. Income Taxes

        There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

        A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2016, 2015 and 2014, respectively, is as follows:

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory rate	$(28,224,013)	34.00%	$(13,081,107)	34.00%	$(5,339,964)	34.00%
Permanent differences	3,990,847	(4.73)%	6,077,476	(15.80)%	1,110,536	(7.06)%
State taxes	(2,453,391)	2.97%	(1,275,192)	3.31%	—	0.00%
Research and development credit	(8,890,651)	10.55%	(219,873)	0.57%	(42,958)	0.27%
Valuation allowance	35,502,582	(42.70)%	8,471,572	(21.38)%	4,271,416	(27.20)%
Other	74,626	(0.09)%	27,124	(0.70)%	970	(0.01)%

Effective income tax rate	$—	0.00%	$—	0.00%	$—	0.00%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

purposes. Significant components of the Company's deferred taxes at December 31, 2016 and 2015 were as follows:

	December 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued Expenses	$2,994,611	$—	$1,553,014	$—
Other	45,194	—	26,252	—

Subtotal	3,039,805	—	1,579,266	—
Valuation allowance	(3,039,805)	—	(1,579,266)	—

Net current deferred taxes	$0	$0	$0	$0

Long Term:
Net operating loss carryforwards	$13,063,481	$—	$8,785,945	$—
Capital loss carryforward	113,010	—	—	—
Research & development credit	13,733,227	—	262,831	—
Capitalized research and development	11,796,974	—	—	—
Amortization	1,422,863	—	1,438,858	—
Stock options and warrants	6,263,828	—	1,856,913	—
Fixed assets	—	(16,887)	—	(10,094)

Subtotal	46,393,383	(16,887)	12,344,547	(10,094)
Valuation allowance	(46,376,496)		(12,334,453)

Total long-term deferred taxes	$16,887	$(16,887)	$10,094	$(10,094)

Net deferred tax assets/(liabilities)	$—	$—	$—	$—

        A valuation allowance equal to 100% of the net deferred tax assets has been established because of the uncertainty of realization of the deferred tax assets due to the absence of earnings history. The Company's valuation allowance relates primarily to net operating loss carryforwards.

        As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $34,551,469 and $16,525,413, respectively, which expire beginning in 2032. If not used, these net operating loss carryforwards may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. During 2016, the Company performed a detailed analysis of historical and/or current Section 382 ownership changes that may limit the utilization of net operating loss carryovers. From their entire federal net operating loss carryforward of $34,551,469 as of December 31, 2016, approximately $25,590,114 is available for immediate use based on the IRC 382 analysis performed. The remaining net operating loss carryforward will become available by the end of 2018 unless there is another greater than 50% change in ownership.

        As of December 31, 2016 and 2015, the Company has unused federal research and development carryforwards of approximately $13,733,227 and $262,831, respectively, which will begin to expire in 2034. A portion of these carryforwards and tax credits may expire before becoming available to reduce future income tax liabilities.

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        The table below details the changes to the Company's valuation allowance for the years ended December 31, 2016 and 2015:

Valuation allowance at December 31, 2014	$5,441,262
Additions for 2015	8,192,872
Change in tax rates	279,585

Valuation allowance at December 31, 2015	13,913,719
Additions for 2016	35,502,582
Change in tax rates	—

Valuation allowance at December 31, 2016	$49,416,301

15. Related Party Transactions

        The Company entered into the following related party transactions:

        In January 2014, the Company sold the 1,000 shares of Biolife Cell Bank Management, LLC and the 1,000 shares of Biolife Cell Bank Intellectual Property, LLC, held by it, to DGG Holdings, an entity controlled by Dr. David Genecov, a former member of the Company's Board and the principal of West Summit.

        The Company's former chief executive officer, Mr. Carbona, was the holder, through affiliated entities, of all of the outstanding shares of common stock of Sixeva until the termination of his employment with the Company and the transfer of such shares to the Company in April 2015 (see Note 11).

        On March 7, 2014, the Company entered into a Services Agreement (the "Services Agreement") with PBM to engage PBM for certain scientific and technical consultation, accounting and back office support services. The Company agreed to pay PBM $205,000 annually for these services. The Services Agreement had an initial term of 18 months but was terminated on September 7, 2014. The Company recognized $103,180 of expense related to the Services Agreement during the year ended December 31, 2014 and these amounts are included within general and administrative expense in the Company's consolidated statements of operations.

        In January 2014, the Company granted 2,334,391 restricted shares of common stock to a member of the Company's Board of Directors pursuant to a consulting agreement for scientific advisory services to be performed by the Board member on behalf of the Company (see Note 7). Additionally, such Board member and consultant was, at the time, a full time employee of NCH, although he is currently on entrepreneurial leave from NCH. The Company reimbursed the consultant $33,088 for the legal fees incurred in connection with the negotiation of the consulting agreement. The inventors of the licensed NCH intellectual property, which include the consultant, are entitled to a certain share of the revenues received by NCH under the Nationwide License. (see Note 4).

        On March 17, 2014, the Company entered into the Letter Agreement with, and granted common stock warrants to, Pavilion (see Note 8). The principal of Pavilion is an employee of PBM.

        Two stockholders of the Company, who are each affiliated with a director of the Company and who collectively beneficially own, as defined by SEC rules, 11.8% of the Company's common stock on

AveXis, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

an as-converted basis, are also significant stockholders of ReGenX. One of these stockholders is also affiliated with a member of the board of directors of ReGenX. As such, ReGenX is currently deemed to be a related party. However, the stockholder affiliated with the ReGenX director was not a stockholder of the Company, nor was it affiliated with a director of the Company, at the time the ReGenX License (see Note 4) was executed.

16. Retirement Plan

        The Company initiated a discretionary Simple IRA Plan offered to all of its employees. Under the Simple IRA Plan, employees may defer income on a tax-exempt basis, subject to limitations under the Internal Revenue Code of 1986, as amended. Under the Simple IRA Plan, the Company may make discretionary matching contributions. Company contributions expensed in 2016 totaled $145,921.

17. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for each of the years ended December 31, 2016 and 2015 are as follows:

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$—	$—	$—	$—
Loss from operations	$(25,547,384)	$(21,180,396)	$(15,797,787)	$(20,889,002)
Interest income	$172,453	$98,588	$78,829	$52,895
Net loss and comprehensive loss	$(25,374,931)	$(21,081,808)	$(15,718,958)	$(20,836,107)
Basic and diluted net loss per common share	$(0.92)	$(0.87)	$(0.68)	$(1.24)
Weighted-average basic and diluted common shares outstanding	27,678,348	24,166,113	23,013,838	16,774,718

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(13,165,526)	$(10,029,427)	$(9,923,360)	$(5,454,659)
Other income	$4,719	$88,769	$4,185	$1,455
Net loss	$(13,160,807)	$(9,940,658)	$(9,919,175)	$(5,453,204)
Basic and diluted net loss per common share	$(1.82)	$(1.32)	$(1.41)	$(0.79)
Weighted-average basic and diluted common shares outstanding	7,226,122	7,504,148	7,030,976	6,895,185

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

        As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the material weaknesses in our internal control over financial reporting described below.

        Notwithstanding the material weaknesses described above, our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective as we had material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We previously determined that we did not design or maintain an effective control environment with the sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to properly analyze, record and disclose accounting matters commensurate with our financial reporting requirements, which contributed to the following material weaknesses:

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

        Each of the control deficiencies could result in a misstatement of fixed assets, debt, equity, research and development expense, general and administrative expense, interest expense and the statement of cash flows that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that these control deficiencies constitute material weaknesses.

        Because we qualify as an emerging growth company under the JOBS Act, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002.

Remediation Efforts

        We have taken numerous steps to address these material weaknesses and believe we have made significant progress toward remediating them, primarily through the hiring of multiple additional full-time accounting and financial personnel. As we previously disclosed, in August 2015 we appointed a Chief Financial Officer and, in September 2015, we appointed a Corporate Controller. These positions were initially supported by contract financial professionals and part-time assistance from other full-time employees. In addition, subsequent to the completion of our IPO in February 2016, we have continued to increase our internal accounting and financial expertise by hiring additional personnel with significant experience in industry, accounting, financing and SEC reporting and financial transaction processing. Our new hires in the finance and accounting department include a new corporate controller, a vice president-finance, a director of procurement, an assistant controller, an accounts payable supervisor, an accounts payable specialist, a staff accountant and a procurement analyst. With the addition of these personnel and others, we believe we now have sufficient personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements.

        Based on our risk assessments and ongoing reviews of our financial statements, we have implemented controls over key financial transaction areas, application of generally accepted accounting principles ("GAAP"), SEC reporting and associated disclosures and begun the process of formally documenting our key accounting policies and procedures. We have also performed additional review procedures in areas subject to audit adjustments in prior periods and have identified key controls for our significant processes. In December 2016, we engaged a major accounting firm and a local consulting firm to support our ongoing activities to meet the requirements of Section 404 of the Sarbanes-Oxley Act, which requires us to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In addition, effective January 1, 2017, we have converted to a new enterprise resource planning ("ERP") financial system to support improved automation and control over our finance and accounting functions.

        Effective with our IPO, we no longer have complex debt and equity agreements. Subsequent equity related transactions have been limited to issuances of common stock or share-based compensation awards. We have implemented leading commercial software to support review and validation of stock compensation calculations and disclosures. We also validate the output of the commercial software with our own spreadsheet-based compensation models. Additionally, we have documented our processes and procedures related to stock option and award granting and stock-based compensation calculations.

        In May 2016, we converted from a stand-alone personal computer based version of our financial system to an online multiple user version. As noted above, we recently converted to an ERP financial system, which provides enhanced capabilities around system security, access and segregation of duties. With the expansion of our finance and accounting group, we have also further segregated key functional responsibility areas. In February 2017, we hired a vice president of information technology to oversee our general information technology control environment and further refine of key controls related to system access and security.

        During the remainder of 2017, we intend to continue our remediation efforts by completing the documentation of our key controls and testing the design and operating effectiveness of these controls. We are actively working to implement effective internal controls over financial reporting, which includes remediation of these material weaknesses. However, such compliance is not guaranteed, and we cannot provide any assurance that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

        As described above in "—Remediation Efforts" there were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item 10 will be set forth under the headings "Proposal 1: Election of Directors," "Executive Officers," "Information Regarding the Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Compliance" in our definitive proxy statement for our 2017 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        The information required by this Item 11 will be set forth under the headings "Executive Compensation" and "Information Regarding the Board of Directors and Corporate Governance" in our proxy statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

        The information required by this Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2016.

Plan category	Shares of common stock to be issued upon exercise of outstanding options (#)	Weighted-average exercise price of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders	2,577,111	$22.01	1,704,840	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	2,577,111	$22.01	1,704,840

(1)
Reflects shares of common stock available for future issuance under our 2016 Plan at December 31, 2016. In January 2016, our board of directors adopted our 2016 Plan, which was approved by our stockholders in February 2016. The 2016 Plan became effective on February 10, 2016. Accordingly, no additional stock awards will be granted under the 2014 Plan. As of March 15, 2017, 2,732,812 shares of common stock are available for issuance under our 2016 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item 13 will be set forth under the headings "Information Regarding the Board of Directors and Corporate Governance" and "Transactions with Related Persons" in the proxy statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item 14 will be set forth under the headings "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm" in the proxy statement and is incorporated herein by reference.

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
10.11
Office Lease dated July 21, 2015 between the Registrant and Wanxiang Bannockburn, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on January 15, 2016).
10.11.1
First Amendment to Office Lease dated July 15, 2016 between the Registrant and Wanxiang Bannockburn, L.L.C. (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S-1 filed on August 24, 2016).
10.12		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 1, 2016).
10.13	#	Employment Agreement dated June 8, 2015 between the Registrant and Sean Nolan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on January 15, 2016).
10.14	#	Consulting Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on January 15, 2016).
10.15	#
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
21.1		List of subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description of Exhibit
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#
Indicates management contract or compensatory plan.

†
Confidential treatment has been granted for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the Securities and Exchange Commission.

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
Date: March 16, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SEAN P. NOLAN Sean P. Nolan	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2017
/s/ THOMAS J. DEE Thomas J. Dee	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2017
/s/ BRIAN K. KASPAR Brian K. Kaspar	Chief Scientific Officer and Director	March 16, 2017
/s/ DANIEL WELCH Daniel Welch	Chairman of the Board of Directors	March 16, 2017
/s/ TERRENCE C. KEARNEY Terrence C. Kearney	Director	March 16, 2017
/s/ PAUL B. MANNING Paul B. Manning	Director	March 16, 2017
/s/ JONATHAN LEFF Jonathan Leff	Director	March 16, 2017

Name	Title	Date

/s/ CAROLE NUECHTERLEIN Carole Nuechterlein	Director	March 16, 2017
/s/ BONG Y. KOH Bong Y. Koh	Director	March 16, 2017
/s/ FRANK VERWIEL Frank Verwiel	Director	March 16, 2017

 Exhibit Index

Exhibit Number		Description of Exhibit
3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 17, 2016).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2016).
4.1		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 9, 2016).
4.2		Form of Warrant to purchase shares of Class B-2 Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on October 15, 2015).
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
10.9†
License Agreement dated May 29, 2015 between the Registrant and Asklepios BioPharmaceutical, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on January 15, 2016).
10.10†
Amended and Restated Exclusive License Agreement dated January 13, 2016 between the Registrant and Nationwide Children's Hospital (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on January 15, 2016).

Exhibit Number		Description of Exhibit
10.11		Office Lease dated July 21, 2015 between the Registrant and Wanxiang Bannockburn, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on January 15, 2016).
10.11.1
First Amendment to Office Lease dated July 15, 2016 between the Registrant and Wanxiang Bannockburn, L.L.C. (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S-1 filed on August 24, 2016).
10.12		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 1, 2016).
10.13	#	Employment Agreement dated June 8, 2015 between the Registrant and Sean Nolan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on January 15, 2016).
10.14	#	Consulting Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on January 15, 2016).
10.15	#
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
21.1		List of subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description of Exhibit
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#
Indicates management contract or compensatory plan.

†
Confidential treatment has been granted for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the Securities and Exchange Commission.

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