Form 10-Q
period 2017-03-31
AveXis, Inc.
filed 2017-05-11
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37693

AveXis, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1038273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2275 Half Day Rd, Suite 200

Bannockburn, Illinois 60015

(Address of principal executive offices, including zip code)

(847) 572-8280

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 11, 2017, there were 27,794,558 shares of the registrant’s common stock outstanding.

AveXis, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

PART 1.                                                FINANCIAL INFORMATION

Item 1.         Financial Statements

AveXis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
Assets

Current assets:
Cash and cash equivalents	$204,453,779	$240,429,839
Prepaid expenses and other current assets	7,269,779	4,750,469
Total current assets	211,723,558	245,180,308
Property and equipment, net	33,682,337	24,200,582
Other long-term assets	1,836,157	1,194,541
Total assets	$247,242,052	$270,575,431

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$11,789,322	$3,197,274
Accrued expenses	8,625,514	16,794,003
Accrued indemnification obligation	4,519,700	4,452,500
Total current liabilities	24,934,536	24,443,777
Other long-term liabilities	596,037	—
Total liabilities	$25,530,573	$24,443,777

Common stock; par value $0.0001 per share, 100,000,000 shares authorized; 27,743,174 shares issued and outstanding at March 31, 2017; 27,700,054 shares issued and outstanding at December 31, 2016	2,774	2,770
Additional paid-in capital	392,989,983	387,691,208
Accumulated deficit	(171,281,278)	(141,562,324)
Total stockholders’ equity	$221,711,479	$246,131,654
Total liabilities, redeemable common stock and stockholders’ equity	$247,242,052	$270,575,431

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—
Operating expenses:
General and administrative	9,637,807	4,823,913
Research and development	20,327,087	16,065,089
Total operating expenses	29,964,894	20,889,002
Loss from operations	(29,964,894)	(20,889,002)
Interest income	245,940	52,895

Net loss and comprehensive loss	$(29,718,954)	$(20,836,107)
Basic and diluted net loss per common share	$(1.07)	$(1.24)
Weighted-average basic and diluted common shares outstanding	27,733,701	16,774,718

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(29,718,954)	$(20,836,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,137	11,045
Stock-based compensation	5,083,878	13,543,547
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,532,858)	(420,180)
Other long-term assets	(641,616)	(731,663)
Accounts payable	6,525,937	580,688
Accrued expenses	(7,154,442)	169,971
Accrued indemnification obligation	67,200	—
Net cash used in operating activities	(28,126,718)	(7,682,699)
Cash flows from investing activities
Capital expenditures	(8,064,242)	(3,659,718)
Net cash used in investing activities	(8,064,242)	(3,659,718)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	98,169,703
Payments of deferred offering costs	—	(883,713)
Proceeds from exercise of stock options	214,900	—
Proceeds from exercise of stock warrants	—	42,000
Net cash provided by financing activities	214,900	97,327,990
Net (decrease) increase in cash and cash equivalents	(35,976,060)	85,985,573
Cash and cash equivalents, beginning of period	240,429,839	62,251,860
Cash and cash equivalents, end of period	$204,453,779	$148,237,433

Supplemental cash flow information:
Purchases of property and equipment in accounts payable and accrued liabilities	$5,841,793	$2,060,392
Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$290,848

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

The Company is a clinical-stage gene therapy company dedicated to developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. The Company’s initial product candidate, AVXS-101, is a gene therapy product candidate currently in a Phase 1 clinical trial for the treatment of spinal muscular atrophy, (“SMA”), Type 1, the leading genetic cause of infant mortality.

Initial Public Offering

On February 10, 2016, the Company completed an initial public offering (“IPO”), which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88,350,000 after deducting underwriting discounts. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock, 2,365,020 shares of Class C preferred stock and 3,105,000 of Class D preferred stock were automatically converted into shares of the Company’s common stock.

On March 3, 2016, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company’s common stock at the initial public offering price of $20.00 per share, less underwriting discounts and commissions, resulting in additional net proceeds of approximately $9,800,000.

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

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2016 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report on Form 10-K”), but does not include all disclosures required by GAAP.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2017, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein.  The Company has not recognized revenue through March 31, 2017.  The Company will not early adopt this standard and will evaluate the adoption of Topic 606 when the Company begins to recognize revenue and determine the effects it may have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is evaluating the adoption of ASU 2015-17, but has not determined the effects it may have on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update, or ASU, 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Company is evaluating the adoption of ASU 2016-15, but has not determined the effects it may have on the Company’s consolidated financial statements.

3.                                      Property and Equipment, Net

Property and equipment, net, consists of the following:

	March 31, 2017	December 31, 2016
Office furniture and equipment	$4,259,838	$337,753
Leasehold improvements	4,457,609	777,456
Construction in progress	25,285,482	23,161,828
Property and equipment, gross	34,002,929	24,277,037
Less: accumulated depreciation	(320,592)	(76,455)
Property and equipment, net	$33,682,337	$24,200,582

Depreciation expense was $244,137 and $11,045 for the three months ended March 31, 2017 and 2016, respectively.

Construction in progress increased by $2,123,654 for the three months ended March 31, 2017.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
Accrued manufacturing development costs	$3,052,803	$7,167,430
Accrued construction in progress	1,819,086	2,978,498
Accrued payroll, bonus and deferred compensation	956,323	3,841,171
Accrued clinical trial costs	874,758	388,935
Accrued professional fees	571,985	382,874
Accrued consulting	425,329	1,204,601
Accrued business taxes	364,381	226,044
Deferred rent	266,741	97,362
Accrued severance	15,527	167,065
Other	278,581	340,023
Accrued expenses	$8,625,514	$16,794,003

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

As a result, the Company issued Dr. Kaspar an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3,535,419. Due to the indemnity obligation contained in Dr. Kaspar’s restricted stock purchase agreement, the Company will ultimately be required to reimburse Dr. Kaspar for the taxes he will pay following the amendment of Dr. Kaspar’s 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2016 and March 31, 2017.

Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by Dr. Kaspar on the indemnity payment.

As a result, the Company has accrued balances of $4,519,700 and $4,452,500 at March 31, 2017 and December 31, 2016, respectively, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar. The increase in the accrued indemnification obligation was due to the accrual of additional interest through March 31, 2017.  The Company expects to pay this entire amount in 2017.

6.                                      Stock-Based Compensation

2014 Stock Plan (the “2014 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan”)

The following table summarizes stock option activity under the Plans for the three months ended March 31, 2017:

			Weighted Average
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2016	2,577,111	$22.01	8.79	$66,466,245
Granted	201,250	$64.44
Exercised	(43,120)	$4.98
Cancelled or forfeited	(1,100)	$34.90
Outstanding at March 31, 2017	2,734,141	$25.40	8.66	$138,600,297
Exercisable at March 31, 2017	828,183	$16.28	8.29	$49,483,455
Exercisable and expected to vest at March 31, 2017	2,734,141	$25.40	8.66	$138,600,297

(a)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at March 31, 2017 and December 31, 2016.

For the three months ended March 31, 2017 and 2016, the total number of stock options exercised was 43,120 and 0, respectively, resulting in total proceeds of $214,900 and $0, respectively.

As of March 31, 2017 and December 31, 2016, there was $25,179,386 and $20,583,606, respectively, of unrecognized stock-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.4 and 1.4 years, respectively.

The Company has recorded total stock-based compensation expense related to the issuance of stock option awards under the Plans in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2017	2016
Research and development	$1,977,864	$1,089,580
General and administrative	2,764,557	2,083,205
	$4,742,421	$3,172,785

Stock Options Granted to Employees

The weighted-average grant date fair value of options granted during the three months ended March 31, 2017 and 2016 was $47.20 and $11.16, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2017	2016
Expected volatility	86.88%	90.00%
Risk-free interest rate	1.94%	1.57%
Expected terms (in years)	6.08	6.08
Expected dividend yield	0.00%	0.00%

Options generally expire ten years following the date of grant. Options typically vest over a period of two to four years, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain awards issued by the Company include performance conditions that must be achieved in order for vesting to occur. Options to purchase common stock carry an exercise price equal to the estimated fair value of the Company’s common stock on the date of grant. Options to purchase shares of the Company’s common stock may be exercised by payment of the exercise price in cash, by the delivery of previously acquired shares of common stock having a fair value equal to the exercise price payable or the withholding of common shares equal to the fair value of the aggregate exercise price. Upon the termination of service of a holder of stock options awarded under the Plan, all unvested options are immediately forfeited and vested options may be exercised within three months of termination.

Service-Based Restricted Stock Units

As of March 31, 2017 and December 31, 2016, there were 56,900 and 57,500, respectively, outstanding service-based restricted stock units granted to employees.  During the three months ended March 31, 2017, 15,233 service-based restricted stock units vested and remained outstanding, 600 were forfeited and cancelled and the Company recognized stock-based compensation expense of $341,457 during the three months ended March 31, 2017. No service-based restricted stock units were issued and outstanding as of March 31, 2016.  At March 31, 2017 and 2016, there was $885,716 and $0, respectively, of unrecognized compensation cost related to service-

based unvested restricted stock units that will be recognized as expense over a weighted-average period of 1.3 years.  A summary of the status of the Company’s restricted stock units at March 31, 2017 and of changes in service-based restricted stock units outstanding under the 2016 Plan for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding at December 31, 2016	57,500	$34.90
Granted	—	—
Forfeited and cancelled	(600)	34.90
Outstanding at March 31, 2017	56,900	$34.90

The Company granted restricted stock units with service-based vesting terms. The outstanding service-based restricted stock units vest over a period of three years. For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the RSUs on the date of grant and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. All service-based restricted stock units issued vest over time as stipulated in the individual service-based restricted stock unit agreements.

Performance-Based Restricted Stock Units

On March 20, 2017, the Company granted to certain individuals a total of 49,332 performance-based restricted stock units. As of March 31, 2017, all 49,332 of these performance-based restricted stock units were outstanding, none had vested and the weighted average grant date fair value of all shares was $79.75 per share. There were no performance-based restricted stock units issued and outstanding during the first quarter ended March 31, 2016.

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

In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar’s 1,750,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting of the remainder of this award the Company recorded $10,370,762 of additional stock compensation expense for the year ended December 31, 2016.

Warrants Granted to Non-Employees

During the three month periods ended March 31, 2017, there were no warrants exercised and as a result no proceeds received by the Company. As of March 31, 2017, there were 305,775 common stock warrants vested and outstanding issued to non-employees with a weighted-average exercise price of $2.57.

7.                                      Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses. For the three months ended March 31, 2017 and 2016, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Stock options	2,734,141	2,087,617
Stock warrants	305,775	310,220
Unvested restricted stock units	41,667	—
Unvested performance-based restricted stock units	49,332	—
	3,130,915	2,397,837

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss and comprehensive loss	$(29,718,954)	$(20,836,107)

Denominator:
Weighted-average basic and diluted common shares	27,733,701	16,774,718
Basic and diluted net loss per common share	$(1.07)	$(1.24)

8.                                      Commitments and Contingencies

Operating Leases

In March 2014, the Company entered into a lease agreement, which expired in April 2017, for approximately 2,418 square feet of office space in Dallas, Texas.

The Company leases a 15,668 square foot facility for its corporate headquarters in Bannockburn, Illinois, pursuant to a lease that expires in July 2024. The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight-line basis over the term of the lease.

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

Future minimum lease payments under all of the Company’s leases are as follows:

Year ending December 31,
2017	$400,870
2018	660,572
2019	674,850
2020	689,289
2021	703,894
Thereafter	2,514,993
Total	$5,644,468

Guarantees and Indemnifications

The Company has accrued $4,519,700 and $4,452,500 at March 31, 2017 and December 31, 2016, respectively, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar pursuant to a tax indemnification granted to Dr. Kaspar in connection with a restricted common stock grant (see Note 5).

Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of March 31, 2017 and December 31, 2016, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

On September 8, 2016, Sophia’s Cure Foundation (“SCF”), a non-profit 501(c)(3) public charity, filed a complaint in U.S. District Court, Southern District of Ohio, naming as defendants Nationwide Children’s Hospital (“NCH”) and other entities affiliated with NCH, the Company and certain of the Company’s present and former executives (the “Complaint”). According to the complaint, in 2012, SCF and Nationwide Children’s Hospital Foundation (“NCH Foundation”) entered into a donation agreement under which SCF provided NCH a gift of $550,000 to fund clinical work associated with the study of the product candidate that the Company now refers to as AVXS-101 for SMA Type 1 patients, and NCH Foundation agreed in such donation agreement to reference SCF as the “primary sponsor” of such clinical work in all publications issued by NCH Foundation. The complaint also alleges that NCH breached the donation agreement by not naming SCF as the sponsor of the investigational new drug application (the “IND”) that it filed for AVXS-101. Additionally, the complaint alleges that the Company and the named Company executives tortiously interfered with SCF’s rights under the donation agreement by assuming sponsorship of the IND under the NCH License. There is no contractual relationship between the Company and SCF. The complaint seeks, among other relief, monetary damages of $500 million and equitable relief, including taking steps to designate SCF as the sponsor of the IND. The Company filed a motion to dismiss this action on October 28, 2016. On December 5, 2016, SCF filed an amended complaint, asserting similar allegations against the Company as in the original complaint.  The Company filed a motion to dismiss the amended complaint on December 19, 2016. On March 20, 2017, SCF filed an opposition brief to the Company’s motion to dismiss, and on April 10, 2017, the Company filed a reply memorandum in support of its motion to dismiss. The Court has not yet ruled on the Company’s motion to dismiss.  A pre-trial conference was held on May 9, 2017. The Company believes that the complaint is without merit and intends to vigorously defend itself and its current executives from the allegations. The Company views the probability of loss in this matter to be remote.

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters, including the matter involving SCF described above, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9.                                      Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2017 and December 31, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”), our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In our fully enrolled Phase 1 clinical trial, we treated 15 SMA Type 1 patients, divided into two dosing cohorts, and observed a favorable safety profile and that AVXS-101 is generally well-tolerated. As of January 20, 2017, the trial evaluation date for which we reported top-line results, all patients in the study have survived (in contrast to the independent, peer-reviewed natural history study for patients with SMA Type 1). Additionally, we have observed improved motor function, including the attainment of motor milestones such as the ability to sit unassisted, crawl, stand and walk that are essentially never seen among untreated patients suffering from SMA Type 1. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have each granted AVXS-101 orphan drug designation for the treatment of SMA, and the FDA has granted AVXS-101 fast track designation for the treatment of SMA Type 1. The FDA granted breakthrough therapy designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients, and the EMA granted access into its PRIority MEdicines, or PRIME, program for AVXS-101 for the treatment of SMA Type 1. Pending the outcome of our Type B meeting with the FDA to discuss chemistry, manufacturing and controls, or CMC, held on May 1, 2017, we intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in the United States during the first half of 2017 and in Europe during the second half of 2017, and we also intend to initiate a Phase 1 safety and dosing escalation study of AVXS-101 via intrathecal delivery in patients with SMA Type 2 in the second quarter of 2017. In addition to developing AVXS-101 to treat SMA Type 1, we plan to develop AVXS-101 to treat additional SMA types and develop other novel treatments for rare neurological genetic diseases.

Based on the top-line results of the trial reported at the primary analysis for efficacy as of January 20, 2017, no patient receiving the proposed therapeutic dose of AVXS-101 has experienced an event at 13.6 months. As of January 20, 2017, all patients have experienced improvement in motor function relative to their baseline measurement, as measured by The Children’s Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP INTEND, a test developed to measure motor skills of patients with SMA Type 1. Mean increases from baseline in CHOP INTEND scores of 7.7 points in the low-dose cohort, or Cohort 1, and 24.7 points in the proposed therapeutic-dose cohort, or Cohort 2, were observed, reflecting improvement in motor function. At the most recent evaluations as of January 20, 2017, eleven out of 12 patients (92%), ten out of 12 patients (83%) and two out of 12 patients (17%) in Cohort 2 have achieved CHOP INTEND scores of at least 40 points, 50 points or 60 points, respectively. Two patients achieved the maximum CHOP INTEND score of 64. A CHOP INTEND score of 60 points is in a range considered to be normal. Based on our observations to date, we believe that increases in CHOP INTEND motor assessments appear to be age-, baseline CHOP INTEND score- and dose-dependent.

The natural history of SMA Type 1 is marked by the inability to achieve or maintain developmental motor milestones. In contrast, as of January 20, 2017, patients in the proposed therapeutic-dose cohort consistently achieved and maintained key developmental motor milestones. As of January 20, 2017, eleven of 12 patients (92%) in Cohort 2 achieved head control, nine of 12 patients (75%) could roll a minimum of 180 degrees from back to both left and right, and eleven of 12 patients (92%) could sit with assistance. For the end-of-study assessment, we evaluated three validated and well-established measures of sitting unassisted for periods of increasing duration. Nine of 12 patients (75%) in Cohort 2 could sit unassisted for at least five seconds, seven of 12 patients (58%) could sit unassisted for at least 10 seconds and five of 12 patients (42%) could sit unassisted for 30 seconds or more. Two patients in Cohort 2 could walk independently, and each had achieved earlier and important developmental milestones such as standing with support, standing alone and walking with support. These milestone achievements were assessed and adjudicated by an independent third party reviewer using video evidence.

On April 25, 2017, we reported that three patients in Cohort 2 achieved additional sitting milestones after the January 20, 2017 evaluation date.  Ten of 12 patients (83%) in Cohort 2 could sit unassisted for at least five seconds, nine of 12 (75%) patients could sit unassisted for at least 10 seconds and eight of 12 patients (67%) could sit unassisted for 30 seconds or more in the post-January 20 analysis. The post-January 20 developmental milestones were confirmed internally by video. Detailed Cohort 2 motor milestone data is included in the chart below.

		Motor Milestone Achievement as of January 20, 2017*
Cohort 2	Age at Gene	Brings					Sitting Unassisted
2.0e14 vg/kg	Transfer (months)	Hand to Mouth	Head Control	Partial Roll(a)	Roll(b)	Sitting with Assistance	>5 seconds(c)	>10 seconds(d)	>30 seconds(e)
E.04	6	X	X	X	X	X	X
E.05	4	X	X	X	X	X	X	X	X
E.06	2	X	X	X	X	X	X	X	X
E.07	4	X	X	X	X	X	X	X
E.08	8	X
E.09	5	X	X	X	X	X	X	X	X
E.10	1	X	X	X	X	X	X	X	X
E.11	2	X	X	X	X	X	X	O	O
E.12	3	X	X	X	X	X	X	X	X
E.13	1	X	X			X	X	X	O
E.14	4	X	X	X	X	X	O	O	O
E.15	2	X	X			X

(a)         Bayley Scales of Infant and Toddler Development, item #20, rolls a minimum 180o from back in only one direction.

(b)         Bayley Scales of Infant and Toddler Development, item #20, rolls a minimum 180o from back to both left and right.

(c)          Sitting unassisted for >5 seconds is in accordance with the criteria of item 22 in the Bayley Scales of Infant and Toddler Development – gross motor subtest and surpasses the three-second count used as a basis for sitting (test item 1) in the Hammersmith Functional Motor Scale – Expanded for SMA (HFMSE).

(d)         Sitting unassisted for >10 seconds is in accordance with the criteria in the World Health Organization – MultiCentre Growth Reference Study.

(e)          Sitting unassisted for >30 seconds defines functional independent sitting and is in accordance with the criteria of item 26 in the Bayley Scales of Infant and Toddler Development – gross motor subtest.

*Milestone achievements as of January 20, 2017, except those indicated by an O, which were achieved after the January 20, 2017 cutoff.

According to natural history, nearly all Type 1 patients require nutritional and respiratory support by 12 months of age, and most SMA Type 1 patients are not able to swallow or speak effectively. As of January 20, 2017, six of 7 (86%) patients in Cohort 2 that did not require feeding support before treatment continued without feeding support after treatment, and seven of 10 (70%) patients that did not require bi-level positive airway pressure (“BiPAP”) support before treatment continued without any BiPAP after treatment.  Further, as of January 20, 2017, eleven of 12 (92%) patients in Cohort 2 were fed orally, and six of 12 (50%) patients were exclusively fed orally.  Eight of 12 (67%) patients in Cohort 2 were able to speak.

To date, we have funded our research and development and operating activities primarily through equity financings, including $95.3 million and $148.3 million of net proceeds from our initial public offering and our follow-on public offering, respectively, $80.5 million of aggregate net proceeds from private placements of stock prior to our initial public offering, and $1.0 million in proceeds from the issuance of convertible debt. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net operating losses were $38.5 million and $83.0 million for the years ended December 31, 2015 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $171.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

REGENXBIO Inc.

In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO Inc., under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX License. Under the ReGenX License, we paid ReGenX an initial licensing fee of $2.0 million. We are also required to pay ReGenX: annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX License, or ReGenX licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of March 31, 2017, we have paid $2.4 million under the ReGenX License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio’s self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1 million, payable across stipulated milestones. We are also required to pay ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low-double digit percentage of all consideration we receive from any sublicense of the licensed technology. Through March 31, 2017, we have paid the $1.0 million upfront license fee owed under the AskBio License.

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

While our significant accounting policies are more fully described in our consolidated financial statements appearing in our Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results. There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2017.

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

Our stock-based awards are subject to service and, in some cases, performance-based vesting conditions. Compensation expense related to awards to employees with only service-based vesting conditions is recognized on a straight-line basis over the requisite service vesting portion of the award as if the award was, in substance, multiple awards, or the Graded Vesting Attribution Method, based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non-employees with only service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, using the Graded Vesting Attribution Method.

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

The following summarizes the assumptions we used to estimate the fair value of stock options that we granted for the period indicated:

	Three Months Ended
	March 31,
	2017	2016
Expected volatility	86.88%	90.00%
Risk-free interest rate	1.94%	1.57%
Expected terms (in years)	6.08	6.08
Expected dividend yield	0.00%	0.00%

In addition to stock options and stock warrants, we have also incurred stock-based compensation expense in connection with other equity transactions involving employees and directors.

In January 2014, we issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar, a director of the company, pursuant to a consulting agreement for scientific advisory services to be performed by Dr. Kaspar. Of these shares, 583,597 shares were vested at the time of grant. The remaining shares vested in full on January 1, 2016, upon the effectiveness of Dr. Kaspar’s employment agreement. The non-vested shares under the award were revalued each period until they vested. Compensation expense is recorded utilizing the Graded Vesting Attribution Method. The award had a grant date fair value of $3.5 million. We recorded compensation expense of $19.3 million for the year ended December 31, 2015 related to this award. As a result of the vesting in full of the 1,750,794 unvested shares in January 2016, we recorded $10.4 million in research and development expense related to the grant for the year ended December 31, 2016.

The table below summarizes the stock-based compensation expense recognized in our statements of operations by type:

	Three Months Ended
	March 31,
	2017	2016
Employee stock options	$4,742,421	$13,543,547
Employee restricted stock units	341,457	—
Employee performance restricted stock units	—	—
	$5,083,878	$13,543,547

The table below summarizes the stock-based compensation expense recognized in our statements of operations by classification:

	Three Months Ended
	March 31,
	2017	2016
Research and development	$2,280,294	$11,460,342
General and administrative	2,803,584	2,083,205
	$5,083,878	$13,543,547

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

Tax Indemnity

In connection with the restricted stock purchase agreement with Dr. Kaspar, or RSPA, described in “—Stock-Based Compensation,” we are obligated to indemnify Dr. Kaspar against certain adverse tax events with respect to the shares of our common stock he purchased under the RSPA, and such obligation survived the termination of the RSPA effective January 1, 2016. Dr. Kaspar purchased the shares at a price of $0.00007 per share, which was the par value of the shares. Based on our estimate of the fair market value per share of our common stock as of the date of the RSPA of $1.51 per share, Dr. Kaspar purchased these shares at a discount of $1.514 per share. Therefore, we estimate that we are contractually obligated to indemnify Dr. Kaspar for the tax he owes on the imputed income of $3.5 million, based on the difference between the fair market value of the restricted share grant and the purchase price paid. We estimate our total indemnity obligation will be approximately $4.5 million, including gross-up, interest and penalties. As a result, we accrued approximately $4.5 million at March 31, 2017, and approximately $4.5 million at December 31, 2016, representing our best estimate of the ultimate gross-up and tax indemnification that will be payable to Dr. Kaspar. We expect to pay this amount in 2017.

Utilization of Net Operating Loss Carryforwards

As of December 31, 2015 and 2016, we had federal net operating loss, or NOL, carryforwards of $16.5 million and $34.6 million, respectively, which carryforwards may be available to offset future income tax liabilities and begin to expire in 2032.

Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points, as defined under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future. If we experience such an ownership change in connection with our previous offerings, including our initial public offering, our subsequent public offering, or future offerings, the tax benefits related to the net operating loss carryforwards may be further limited or lost. During 2016, we performed a detailed analysis of historical and/or current Section 382 ownership changes that may limit the utilization of net operating loss carryovers. From their entire federal net operating loss carryforward of $34.6 million, as of December 31, 2016, approximately $25.6 million is available for immediate use based on the Section 382 analysis performed. The remaining net operating loss carryforward will become available by the end of 2018 unless there is a greater than 50% change in ownership of us. As of December 31, 2016 and 2015, we had state net operating loss carryforwards of $25.9 million and $7.7 million, respectively, which begin to expire in 2027.

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

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, including our NOLs. Based on our history of operating losses, we believe that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2017 and December 31, 2016.

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

As an EGC, we rely on certain of exemptions and reduced reporting requirements under the JOBS Act, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; December 31, 2021; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC. Based on our public float as of the date of this report, we currently expect that we will become a large accelerated filer, and cease to be an EGC, as of December 31, 2017.

Recent Accounting Pronouncements

See Note 2 for disclosure of recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the dollar increase or decrease in those items:

	Three Months Ended March 31,
	2017	2016	Period-to-Period Change
Net revenue	$—	$—	$—
Operating expenses
General and administrative	9,637,807	4,823,913	4,813,894
Research and development	20,327,087	16,065,089	4,261,998
Total operating expenses	29,964,894	20,889,002	9,075,892
Interest income	245,940	52,895	193,045
Net loss	$(29,718,954)	$(20,836,107)	$(8,882,847)

General and Administrative

General and administrative expense increased from $4.8 million for the three months ended March 31, 2016, to $9.6 million for the three months ended March 31, 2017. This $4.8 million increase included a $0.7 million increase in non-cash stock-based compensation expense and increases of $2.0 million in salaries and personnel-related costs, $1.4 million in legal, professional and consulting fees, as well as an increase of $0.7 million in other administrative costs driven by increased headcount across all general and administrative functions, from 8 employees as of March 31, 2016 to 28 employees as of March 31, 2017 to support our overall growth.

Research and Development

Research and development expense increased from $16.1 million for the three months ended March 31, 2016, to $20.3 million for the three months ended March 31, 2017. The $4.2 million increase was partially offset by a $9.2 million decrease in non-cash stock-based compensation expense. The increase was primarily attributable to product manufacturing expenses and associated accelerated spending, including increased headcount, in our Libertyville, Illinois product manufacturing facility as well as expenses related to the conclusion of our Phase 1 clinical trial of AVXS-101 in SMA Type 1. More specifically, these increases included $4.7 million in research and development supplies and materials and $4.5 million in third-party clinical and manufacturing research and development expense associated with product manufacturing, $2.1 million in salaries and personnel-related expenses, driven by increased headcount across all research and development and manufacturing functions from 24 employees as of March 31, 2016 to 75 employees as of March 31, 2017, and $2.1 million in other research and development expenses

We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the development of AVXS-101 and future product candidates.

Interest Income

Interest income for the three months ended March 31, 2017 consists of interest earned on our cash and cash equivalents.

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

As of March 31, 2017, we had cash and cash equivalents of $204.5 million and had no debt outstanding.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(28,126,718)	$(7,682,699)
Net cash used in investing activities	(8,064,242)	(3,659,718)
Net cash provided by financing activities	214,900	97,327,990
Net (decrease) increase in cash and cash equivalents	$(35,976,060)	$85,985,573

Operating Activities

For the three months ended March 31, 2017, our net cash used in operating activities of $28.1 million primarily consisted of a net loss of $29.7 million, primarily attributable to our spending on research and development, manufacturing and general and administrative expenses and $3.7 million in net cash used in changes in working capital items, which was partially offset by $5.3 million in adjustments for non-cash items. The $3.7 million in net cash used in changes in working capital represents primarily a $3.2 million increase in prepaid expenses and other current assets and other long-term assets and a $7.1 million decrease in accrued expenses, partially offset by a $6.5 million increase in accounts payable. Adjustments for non-cash items consisted of $5.1 million of stock-based compensation expense and $0.2 million of depreciation and amortization.

For the three months ended March 31, 2016, our net cash used in operating activities of $7.7 million primarily consisted of a net loss of $20.8 million, primarily attributable to our spending on research and development and general and administrative expenses, and $0.4 million in net cash used in changes in working capital items, which was partially offset by $13.5 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of $13.5 million of stock-based compensation expense, of which $10.4 million was associated with the vesting in full of the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to an increase in prepaid expenses and other long-term assets, partially offset by an increase in accounts payable and accrued expenses.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities consisted of $8.1 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.  For the three months ended March 31, 2016, net cash used in investing activities consisted of $3.7 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities of $0.2 million consisted of proceeds from the exercise of employee stock options. For the three months ended March 31, 2016, net cash provided by financing activities consisted of $97.3 million from our initial public offering.

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

Contractual Obligations, Commitments and Contingencies

We lease a 15,668 square foot facility for our corporate headquarters in Bannockburn, Illinois, pursuant to a lease that expires in July 2024. The lease agreement provides for annual escalation in rent payments during the lease term. We are amortizing the escalation in rental payments on a straight-line basis over the term of the lease. We also lease a 1,318 square foot facility in Columbus, Ohio for research and development activities, pursuant to a lease that expires in March 2019.  In March 2016, we entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of warehouse and office space Libertyville, Illinois. A portion of the warehouse space was converted into manufacturing space. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides us with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. We are amortizing the escalation in rental payments on a straight-line basis over the term of the lease. In March 2014, we entered into a lease agreement, which expired in April 2017, for approximately 2,418 square feet of office space in Dallas, Texas.

Future minimum lease payments under all of our leases are as follows:

Year ending December 31,
2017	$400,870
2018	660,572
2019	674,850
2020	689,289
2021	703,894
Thereafter	2,514,993
Total	$5,644,468

During the three months ended March 31, 2017, there were no other material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of March 31, 2017, we had cash and cash equivalents totaling $204.5 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2016, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective, as a result of material weaknesses in our control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified in our internal control over financial reporting related to our lack of sufficiently trained professionals with an appropriate level of accounting knowledge, lack of written policies regarding our accounting function and procedures to identify and appropriately account for complex debt and equity agreements or share-based compensation awards, lack of restricted access to key financial systems and records and appropriate segregation of duties.

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

Based on our risk assessments and ongoing reviews of our financial statements, we have implemented controls over key financial transaction areas, application of GAAP, SEC reporting and associated disclosures and begun the process of formally documenting our key accounting policies and procedures. We have also performed additional review procedures in areas subject to audit adjustments in prior periods and have identified key controls for our significant processes. In addition, effective January 1, 2017, we have converted to a new enterprise resource planning (“ERP”) financial system to support improved automation and control over our finance and accounting functions. Effective with our IPO, we no longer have complex debt and equity agreements.

During the remainder of 2017, we intend to continue our remediation efforts by completing the documentation of our key controls and testing the design and operating effectiveness of these controls.  We are actively working to implement effective internal control over financial reporting, which includes remediation of these material weaknesses. However, such compliance is not guaranteed, and we cannot provide any assurance that our internal control over financial reporting will be effective as a result of these efforts.

Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

Item 1.         Legal Proceedings

For this item, please refer to Note 8, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.                        Risk Factors

The discussion of our business and operations discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report, as filed with the SEC on March 16, 2017, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

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

AVEXIS, INC.

Date: May 11, 2017	By:	/s/ Thomas J. Dee
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