Form 10-Q
period 2017-06-30
AveXis, Inc.
filed 2017-08-10
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 10, 2017, there were 31,925,446 shares of the registrant’s common stock outstanding.

AveXis, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

AveXis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$417,620	$240,430
Prepaid expenses and other current assets	9,043	4,750
Total current assets	426,663	245,180
Property and equipment, net	40,295	24,201
Other long-term assets	2,349	1,194
Total assets	$469,307	$270,575
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,642	$3,196
Accrued expenses and other current liabilities	18,892	16,794
Accrued indemnification obligation	2,778	4,453
Total current liabilities	27,312	24,443
Long-term liabilities	572	—
Total liabilities	$27,884	$24,443
Commitments and contingencies
Common stock; par value $0.0001 per share, 100,000,000 shares authorized, 31,921,455 shares issued and outstanding at June 30, 2017; 27,700,054 shares issued and outstanding at December 31, 2016	3	3
Additional paid-in capital	670,730	387,691
Accumulated deficit	(229,310)	(141,562)
Total stockholders’ equity	441,423	246,132
Total liabilities and stockholders’ equity	$469,307	$270,575

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	13,154	5,418	22,803	10,242
Research and development	45,206	10,380	65,521	26,445
Total operating expenses	58,360	15,798	88,324	36,687
Loss from operations	(58,360)	(15,798)	(88,324)	(36,687)
Interest income	331	79	576	132

Net loss and comprehensive loss	$(58,029)	$(15,719)	$(87,748)	$(36,555)
Basic and diluted net loss per common share	$(2.07)	$(0.68)	$(3.15)	$(1.84)
Weighted-average basic and diluted common shares outstanding	27,971,733	23,013,838	27,850,199	19,876,850

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(87,748)	$(36,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729	27
Stock-based compensation	13,257	17,387
Changes in operating assets and liabilities
Prepaid and other current assets	(4,306)	(2,119)
Other long-term assets	(1,155)	(731)
Accounts payable	3,457	795
Accrued expenses and other current liabilities	1,089	866
Accrued indemnification obligation	(1,675)	—
Net cash used in operating activities	(76,352)	(20,330)
Cash flows from investing activities
Capital expenditures	(16,758)	(7,503)
Net cash used in investing activities	(16,758)	(7,503)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	270,256	98,170
Payments of deferred offering costs	—	(1,198)
Proceeds from exercise of stock options	461	—
Service-based restricted stock unit vesting	(417)	—
Proceeds from exercise of stock warrants	—	42
Net cash provided by financing activities	270,300	97,014
Net increase in cash and cash equivalents	177,190	69,181
Cash and cash equivalents, Beginning of Period	240,430	62,252
Cash and cash equivalents, End of Period	$417,620	$131,433
Supplemental Cash Flow Information
Capital expenditures in accounts payable and accrued liabilities	$4,936	$578
Accrued unpaid issuance costs associated with June 2017 public offering	$518	$—

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.Background

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

Initial Public Offering

On February 10, 2016, the Company completed an initial public offering (“IPO”), which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of approximately $88.4 million after deducting underwriting discounts. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock, 2,365,020 shares of Class C preferred stock and 3,105,000 of Class D preferred stock were automatically converted into shares of the Company’s common stock.

On March 3, 2016, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company’s common stock at the initial public offering price of $20.00 per share, less underwriting discounts and commissions, resulting in additional net proceeds of approximately $9.8 million.

September 2016 Underwritten Public Offering

On September 13, 2016, the Company completed an underwritten public offering of 4,887,500 shares of its common stock, 4,597,645 shares of which were issued and sold by the Company, including the exercise in full by the underwriters of their option to purchase 637,500 shares from the Company, and 289,855 shares of which were sold by PBM Capital Investments, LLC ("PBM"), an existing stockholder of the Company, each at a public offering price of $34.50 per share. After deducting the underwriting discounts and commissions, the net proceeds to the Company were approximately $149.1 million. The Company did not receive proceeds from the sale of the common stock by PBM.

June 2017 Underwritten Public Offering

On June 26, 2017, the Company completed an underwritten public offering of 4,111,250 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 536,250 shares from the Company, at a public offering price of $70.00 per share. After deducting the underwriting discounts and commissions, the net proceeds to the Company were approximately $269.7 million.

2.Summary of Significant Accounting Policies

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2017, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Company is evaluating the adoption of ASU 2016-15, but has not determined the effects it may have on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company adopted the new standard on January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Furniture	$714	$108
Equipment	24,602	230
Leasehold improvements	4,458	777
Construction in progress	11,311	23,162
Property and equipment, gross	41,085	24,277
Less: accumulated depreciation	(790)	(76)
Property and equipment, net	$40,295	$24,201

Depreciation expense was $484,000 and $16,000 for the three months ended June 30, 2017 and 2016, respectively, and $729,000 and $27,000 for the six months ended June 30, 2017 and 2016, respectively.

4.Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued manufacturing development costs	$8,529	$7,167
Accrued payroll, bonus and deferred compensation	2,929	3,841
Accrued construction in progress	3,374	2,979
Accrued clinical trial costs	1,036	389
Accrued professional and consulting fees	1,702	1,588
Other	1,322	830
Accrued expenses and other current liabilities	$18,892	$16,794

5.Accrued Indemnification Obligation

In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of its Board of Directors (Dr. Brian Kaspar, see Note 6), a related party, pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company. In connection with the restricted stock purchase agreement, the Company agreed to indemnify Dr. Kaspar for any taxes, interest, fines, penalties or other costs and expenses that Dr. Kaspar may incur in the future should the Internal Revenue Service succeed in a tax determination that the stock price paid by Dr. Kaspar (which was par value) was lower than the fair market value of the stock on the date of grant. The indemnification term is in effect for six years after the due date of the tax return for the year in which the stock was issued.  In January 2016, the Company entered into an employment agreement with Dr. Kaspar.

In connection with the preparation of the Company's audited consolidated financial statements for the year ended December 31, 2014, the Company determined that the per share fair value of the Company's common stock on January 28, 2014, the grant date, was $1.51.

As a result, the Company issued Dr. Kaspar an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3.5 million. Due to the indemnity obligation contained in Dr. Kaspar’s restricted stock purchase agreement, the Company was required to reimburse Dr. Kaspar for the taxes he paid following the amendment of Dr. Kaspar’s 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2016 and June 30, 2017.

Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by Dr. Kaspar on the indemnity payment.

On May 3, 2017, the Company paid Dr. Kaspar $1.7 million, which represents the tax liabilities owed to the U.S., State of Ohio and municipality of New Albany, Ohio pursuant to Dr. Kaspar’s 2014 amended tax returns. As a result, the Company has accrued balances of $2.8 million and $4.5 million at June 30, 2017 and December 31, 2016, respectively, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar. The overall decrease in the accrued indemnification obligation was due to the May 3, 2017 payment to Dr. Kaspar, offset slightly by accrual of additional interest through June 30, 2017. The Company expects to pay this entire amount in 2017.

6.Stock-Based Compensation

2014 Stock Plan (the “2014 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan”)

The following table summarizes stock option activity under the 2014 Plan and the 2016 Plan (collectively, the “Plans”) for the six months ended June 30, 2017 (in thousands, except per share data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2016	2,577	$22.01	8.79	$66,466
Granted	838	$73.18
Exercised	(97)	$4.75
Cancelled or forfeited	(69)	$14.57
Outstanding at June 30, 2017	3,249	$35.88	8.65	$150,365
Exercisable at June 30, 2017	985	$19.08	7.91	$62,111
Exercisable and expected to vest at June 30, 2017	3,249	$35.88	8.65	$150,362

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at June 30, 2017 and December 31, 2016.

For the six months ended June 30, 2017 and 2016, the total number of stock options exercised was 97,146 and 0, respectively, resulting in total proceeds of $461,000 and $0, respectively.

As of June 30, 2017 and December 31, 2016, there was $52.0 million and $20.6 million, respectively, of unrecognized stock-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.5 and 1.4 years, respectively.

The Company has recorded total stock-based compensation expense related to the issuance of stock option awards under the Plans in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$3,546	$1,291	$5,523	$12,751
General and administrative	4,452	2,554	7,217	4,636
	$7,998	$3,845	$12,740	$17,387

Stock Options Granted to Employees

The weighted-average grant date fair value of options granted during the three months ended June 30, 2017 and 2016 was $55.79 and $31.86, respectively, and for the six months ended June 30, 2017 and 2016 was $53.73 and $22.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Expected volatility	87.36%	90.00%	87.24%	90.00%
Risk-free interest rate	1.90%	1.57%	1.91%	1.57%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Options generally expire ten years following the date of grant. Options typically vest over a period of three to four years, but vesting provisions can vary by award based on the discretion of the Board of Directors. Certain awards issued by the Company include clinical development-related performance conditions that must be achieved in order for vesting to occur. Options to purchase common stock carry an exercise price equal to the estimated fair value of the Company’s common stock on the date of grant. Options to purchase shares of the Company’s common stock may be exercised by payment of the exercise price in cash, by the delivery of previously acquired shares of common stock having a fair value equal to the exercise price payable or the withholding of common shares equal to the fair value of the aggregate exercise price. Upon the termination of service of a holder of stock options awarded under the Plans, all unvested options are immediately forfeited and vested options may be exercised within three months of termination.

Service-Based Restricted Stock Units

As of June 30, 2017, and December 31, 2016, there were 37,934 and 57,500, respectively, outstanding service-based restricted stock units (“RSUs”) granted to employees.  During the six months ended June 30, 2017, 18,966 RSUs vested, which included 5,961 RSUs exchanged for tax-related purposes resulting in the remaining 13,005 RSUs converting to common stock. The Company recognized RSU-related stock-based compensation expense of $517,000 during the six months ended  June 30, 2017, of which, $459,000 is research and development expense and $58,000 is general and administrative expense. No RSUs were issued and outstanding as of June 30, 2016.  At June 30, 2017 and 2016, there was $710,000 and $0, respectively, of unrecognized compensation cost related to unvested RSUs that will be recognized as expense over a weighted-average period of 1.1 years. A summary of the status of the Company's RSUs at June 30, 2017 and of changes in RSUs outstanding under the 2016 Plan for the six months ended June 30, 2017 is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding at December 31, 2016	58	$34.90
Granted	—	—
Vested	(19)	$34.90
Forfeited and cancelled	(1)	$34.90
Outstanding at June 30, 2017	38	$34.90

The Company granted RSUs with service-based vesting terms. The outstanding RSUs vest over a period of three years. For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the RSUs on the date of grant and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. All RSUs issued vest over time as stipulated in the individual RSU award agreements.

Performance-Based Restricted Stock Units

On March 20, 2017, the Company granted to certain employees a total of 49,332 performance-based restricted stock units (“PSUs)”. These PSUs vest upon the achievement of certain regulatory and manufacturing milestones. If the milestones do not occur on or before the three-year anniversary of the grant date, all unvested PSUs will be cancelled. As of June 30, 2017, all 49,332 of these PSUs were outstanding, none had vested and the weighted average grant date fair value of all shares was $79.75 per share. The Company has not yet recognized any PSU-related stock-based compensation as regulatory and manufacturing milestones have not yet been met; however, in the event the performance conditions are met, $3.9 million of research and development compensation expense will be recognized by the Company. There were no PSUs issued and outstanding during the six months ended June 30, 2016.

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

In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar’s 1,750,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting of the remainder of this award the Company recorded $10.4 million of additional stock compensation expense during the year ended December 31, 2016.

Warrants Granted to Non-Employees

During the six month period ended June 30, 2017, there were no warrants exercised and as a result no proceeds received by the Company. As of June 30, 2017, there were 305,775 common stock warrants vested and outstanding issued to non-employees with a weighted-average exercise price of $2.57.

7.Net Loss Per Common Share

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

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented. For the three and six month periods ended June 30, 2017 and 2016, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	3,249	2,349	3,249	2,349
Stock warrants	306	310	306	310
Unvested service-based restricted stock units	38	—	38	—
Unvested performance-based restricted stock units	49	—	49	—
	3,642	2,659	3,642	2,659

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss and comprehensive loss	$(58,029)	$(15,719)	$(87,748)	$(36,555)
Denominator:
Weighted-average basic and diluted common shares	27,972	23,014	27,850	19,877
Basic and diluted net loss per common share	$(2.07)	$(0.68)	$(3.15)	$(1.84)

8.Commitments and Contingencies

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

In March 2016, the Company entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of warehouse and office space in Libertyville, Illinois. A portion of the warehouse space is used as manufacturing space. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides the Company with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. The Company is amortizing the escalation in rental payments on a straight‑line basis over the term of the lease. In May 2017, the Company entered into two month-to-month lease agreements to add an additional 4,582 square feet of office space in Libertyville, Illinois.

Guarantees and Indemnifications

The Company has accrued $2.8 million and $4.5 million at June 30, 2017 and December 31, 2016, respectively, representing the Company's best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar pursuant to a tax indemnification granted to Dr. Kaspar in connection with a restricted common stock grant (see Note 5).

Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification, including indemnification agreements with the Company’s officers and directors. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of June 30, 2017 and December 31, 2016, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

On September 8, 2016, Sophia's Cure Foundation ("SCF"), a non-profit 501(c)(3) public charity, filed a complaint in U.S. District Court, Southern District of Ohio, naming as defendants Nationwide Children's Hospital ("NCH") and other entities affiliated with NCH, the Company and certain of the Company's present and former executives (the "Complaint"). According to the complaint, in 2012, SCF and Nationwide Children’s Hospital Foundation (“NCH Foundation”) entered into a donation agreement under which SCF provided NCH a gift of $550,000 to fund clinical work associated with the study of the product candidate that the Company now refers to as AVXS-101 for SMA Type 1 patients, and NCH Foundation agreed in such donation agreement to reference SCF as the "primary sponsor" of such clinical work in all publications issued by NCH Foundation. The complaint also alleges that NCH breached the donation agreement by not naming SCF as the sponsor of the investigational new drug application (the "IND") that it filed for AVXS-101. Additionally, the complaint alleges that the Company and the named Company executives tortiously interfered with SCF's rights under the donation agreement by assuming sponsorship of the IND under the NCH License. There is no contractual relationship between the Company and SCF. The complaint seeks, among other relief, monetary damages of $500.0 million and equitable relief, including taking steps to designate SCF as the sponsor of the IND. The Company filed a motion to dismiss this action on October 28, 2016. On December 5, 2016, SCF filed an amended complaint, asserting similar allegations against the Company as in the original complaint.  The Company filed a motion to dismiss the amended complaint on December 19, 2016. On March 20, 2017, SCF filed an opposition brief to the Company’s motion to dismiss, and on April 10, 2017, the Company filed a reply memorandum in support of its motion to dismiss. The Court has not yet ruled on the Company’s motion to dismiss.  A pre-trial conference was held on May 9, 2017.  The Company believes that the complaint is without merit and intends to vigorously defend itself and its current executives from the allegations. The Company views the probability of loss in this matter to be remote.

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters, including the matter involving SCF described above, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9.Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2017 and December 31, 2016.

10.Collaboration and License Agreements

The Company has entered into three license agreements related to its planned preclinical programs in Rett syndrome and amyotrophic lateral sclerosis (“ALS”) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (“SOD1”) enzyme (“genetic ALS”).

REGENXBIO Inc.

Effective June 7, 2017, the Company entered into a License Agreement (the “REGENX Rett and ALS License”) with REGENXBIO Inc. (“REGENX”). Under the terms of the REGENX Rett and ALS License, REGENX granted the Company an exclusive worldwide license to utilize REGENX's proprietary adeno-associated virus ("AAV") gene delivery platform for the treatment of Rett syndrome and genetic ALS, caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (“SOD1”) enzyme, by in vivo gene therapy, using REGENX’s AAV9 gene delivery vector. Under the REGENX Rett and ALS License, REGENX granted the Company an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the REGENX Rett and ALS License (the “REGENX Rett and ALS licensed products”) in the field of the treatment of (i) Rett syndrome in humans by in vivo gene therapy using AAV9 delivering the gene encoding for methyl CpG binding protein 2, and (ii) ALS caused by SOD1 mutation in humans by in vivo gene therapy using AAV9 delivering the gene encoding for SOD1, subject to certain rights reserved by REGENX and its licensors.

As consideration for the REGENX Rett and ALS License, in June 2017 the Company paid an initial fee of $6.0 million. This $6.0 million initial fee paid to REGENX was recognized as research and development expense during the three months ended June 30, 2017. Additionally, the Company agreed to pay potential future milestones of up to $36.0 million in the aggregate for the REGENX Rett and ALS licensed products, and a low double digit royalty on net sales, if any, of the REGENX Rett and ALS licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees the Company receives from sublicenses of the licensed intellectual property rights.  The Company also agreed to pay an annual maintenance fee on each anniversary of the effective date of the REGENX Rett and ALS License.

The REGENX Rett and ALS License will expire upon the later of (i) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property to expire, lapse or become abandoned or unenforceable in all the countries of the world or (ii) seven years from the first commercial sale of each REGENX Rett and ALS licensed product. Upon expiration of the REGENX Rett and ALS License, the license granted to the Company becomes irrevocable, perpetual, royalty-free and fully paid-up. The Company has the right to terminate the REGENX Rett and ALS License upon a specified period of prior written notice. REGENX may terminate the REGENX Rett and ALS License if the Company or its affiliates become insolvent, if the Company is greater than a specified number of days late in paying money due under the REGENX Rett and ALS License, or, effective immediately, if the Company or its affiliates, or sublicensees commence any action against REGENX or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the REGENX Rett and ALS License for material breach if such breach is not cured within a specified number of days.

Nationwide Children’s Hospital

In September 2016, the Company entered into two exclusive license agreements with NCH, pursuant to which NCH granted the Company exclusive, worldwide licenses under certain patent rights to make, have made, use, sell, offer for sale and import any products covered by each license (“NCH licensed products”) and a non-exclusive, worldwide license under certain technical information to develop and manufacture the NCH Rett and ALS licensed products, in the field of therapies and treatments of Rett syndrome and ALS in human use, respectively (each an “NCH License” and collectively the “NCH Rett and ALS Licenses”).

The Company paid an initial fee of $0.2 million to NCH in connection with the NCH License for Rett syndrome and $0.1 million in connection with the NCH License for ALS in human use. Each initial fee was recognized as research and development expense during the three months ended September 30, 2016.  Additionally, the Company agreed to pay potential future development milestone-based payments and an annual maintenance fee under each NCH License.  Following the first commercial sale of an NCH licensed product for Rett syndrome or ALS, as applicable, under an applicable NCH License, the Company must begin paying NCH an aggregate low-single digit royalty on net sales of NCH licensed products by the Company, its affiliates and sublicensees during the term of such license.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

the proposed timing of filing investigational new drug applications with the FDA in connection with gene therapies we are developing for ALS and Rett syndrome in connection with the recent license agreements executed with REGENXBIO Inc.;

•	our expectations regarding timing for meetings with regulatory agencies;

•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;

•

our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes and our ability to establish a satisfactory potency assay for AVXS-101;

•	our ability to successfully commercialize AVXS-101;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our ability to identify and develop new product candidates, including our planned new programs in Rett syndrome and ALS;

•	our ability to identify, recruit and retain key personnel;

•	our and our licensors’ ability to protect and enforce our intellectual property protection for AVXS-101, and the scope of such protection;

•	our financial performance;

•	the development of and projections relating to our competitors or our industry;

•	our expectations about the outcome of litigation and controversies with third parties, including the lawsuit filed by Sophia’s Cure Foundation; and

•	the impact of laws and regulations.

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

In our fully enrolled Phase 1 clinical trial, we treated 15 SMA Type 1 patients, divided into two dosing cohorts, and observed a favorable safety profile and that AVXS-101 is generally well-tolerated. As of January 20, 2017, the trial evaluation date for which we reported top-line results, all patients in the study have survived, in contrast to the independent, peer-reviewed natural history study for patients with SMA Type 1. Additionally, we have observed improved motor function, including in some patients, the attainment of motor milestones such as the ability to sit unassisted, crawl, stand and walk — motor milestone achievements that are essentially never seen among untreated patients suffering from SMA Type 1. The open-label, dose-escalating study was designed to evaluate the safety and tolerability of AVXS-101 in patients with SMA Type 1. The key measures of efficacy were the time from birth to an "event," which was defined as either death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively, and video confirmed achievement of ability to sit unassisted. Additionally, several exploratory objective measures were assessed, including a standard motor milestone development survey and Children's Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP INTEND.

•

Event-free Survival and Safety:  Data as of January 20, 2017, showed no new events, and 15 of 15 patients (100%) were event-free at 13.6 months of age. The expected event-free survival rate at 13.6 months based on the natural history of the disease is 25%. Based on these results, AVXS-101 appeared to have a favorable safety profile and to be generally well tolerated, with no new treatment related safety or tolerability concerns identified. The median age at last follow-up was 20.2 months and 30.8 months for patients who received a dose of AVXS-101 administered at 2.0 × 10[14] vector genomes per kilogram, or vg/kg, or the proposed therapeutic dose-cohort, and patients who received a dose of AVXS-101 administered at 6.7 × 10[13] vg/kg, or the low-dose cohort, respectively. Use of the term "proposed therapeutic dose" does not imply that we have established efficacy, but this one-time dose is the dosing level that we presently intend to evaluate in future trials.

•

Motor Milestone Achievement:  As of January 20, 2017, 11 of 12 patients (92%) in the proposed therapeutic dose-cohort achieved head control, nine of 12 patients (75%) could roll a minimum of 180 degrees from back to both left and right, and 11 of 12 patients (92%) could sit with assistance.

o

Nine of 12 patients (75%) in the proposed therapeutic dose-cohort could sit unassisted for at least five seconds, seven of 12 patients (58%) could sit unassisted for at least 10 seconds and five of 12 patients (42%) could sit unassisted for 30 seconds or more.

o

As of April 25, 2017, three patients in the proposed therapeutic dose-cohort had achieved additional sitting unassisted milestones since the January 20, 2017 evaluation date. Ten of 12 patients (83%) in the proposed therapeutic dose-cohort could sit unassisted for at least five seconds, nine of 12 patients (75%) could sit unassisted for at least 10 seconds and eight of 12 patients (67%) could sit unassisted for 30 seconds or more in the post-January 20 analysis.

o	As of January 20, 2017, two patients in the proposed therapeutic dose-cohort could crawl, pull to a stand, and stand and walk independently.

•

Nutritional and Respiratory Support:  As of January 20, 2017, six of seven patients (86%) in the proposed therapeutic dose-cohort that did not require feeding support before treatment continued without feeding support after treatment; seven of 10 patients (70%) that did not require bi-level positive airway pressure, or BiPAP, support before treatment continued without any BiPAP after treatment.

o

Further, as of January 20, 2017, 11 of 12 patients (92%) in the proposed therapeutic dose-cohort were fed orally, and six of 12 patients (50%) were exclusively fed orally, and eight of 12 patients (67%) were able to speak.

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

Recent Developments

Clinical and Manufacturing Development Timeline

On June 14, 2017, we announced alignment with the FDA on our Good Manufacturing Practice, or GMP, commercial manufacturing process for AVXS-101 following the receipt of minutes from the Type B Chemistry Manufacturing and Controls, or CMC, meeting with the FDA. This alignment includes support for our proposed GMP commercial manufacturing process, our proposed analytical methods and corresponding qualification and validation plans — inclusive of key release assays such as potency, purity and identity — and our proposed comparability protocol, which helps assess how similar the product derived from the GMP process is to the original product used in the Phase 1 trial of AVXS-101 in patients with SMA Type 1.

Key components of our scalable, GMP commercial manufacturing process are as follows:

•	we will continue to utilize HEK293 cells and an adherent cell line;
•

our commercial-scale GMP process will utilize a novel adherent cell culture approach that can more reliably produce product and has greater surface area to potentially increase productivity relative to Hyperstacks;

•	we have implemented additional upstream and downstream process development improvements to meet global regulatory GMP expectations as well as to meet projected patient demand, if approved; and
•	we intend to utilize our GMP process for all clinical and commercial needs moving forward, including our new programs in Rett syndrome and genetic ALS described below.

In response to a request from the FDA, we intend to complete the implementation of our potency assay qualification plan, including three independent runs, prior to initiation of upcoming clinical trials. This assay utilizes the Delta 7 mouse model, which has been used historically to assess AVXS-101 potency, but now incorporates additional elements to make it acceptable to global regulatory authorities. We have initiated the work necessary to meet that request and we expect to have the data from these production runs to submit to the FDA in August 2017. Pending agreement from the FDA that the data from these production runs are sufficient, we intend to initiate our pivotal trial of AVXS-101 in SMA Type 1 in the United States and a Phase 1/2a clinical trial of AVXS-101 in SMA Type 2 in the United States later in the third quarter of 2017. In addition, we intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in Europe during the second half of 2017.

Additionally, we are currently conducting comparability work to assess the similarity of key characteristics of the AVXS-101 product used in our Phase 1 clinical trial in SMA Type 1, which was manufactured by Nationwide Children's Hospital, or NCH, to the product derived from our new GMP manufacturing process. Data from this comparability work will be incorporated into the data package, and will include the above-mentioned potency qualification work, along with the full Phase 1 clinical data, that will be reviewed and discussed at our end-of-Phase 1 meeting with the FDA. We expect that this meeting will help further inform the regulatory pathway for AVXS-101. We anticipate providing an update on the outcome of that meeting once the official minutes are available, which we anticipate to be in the fourth quarter of 2017.

License Agreement with REGENXBIO for Rett Syndrome and Genetic ALS

On June 7, 2017, we announced that we had entered into an exclusive, worldwide license agreement with REGENXBIO Inc., or REGENX, for the development and commercialization of gene therapy using the recombinant adeno-associated virus serotype 9, or NAV AAV9, vector to treat two rare neurological monogenic disorders: Rett syndrome and a genetic form of amyotrophic lateral sclerosis, or ALS, caused by mutations in the superoxide dismutase 1, or SOD1, gene, or genetic ALS. Preclinical data suggesting promising safety and efficacy of gene therapy treatments for these disorders using NAV AAV9, generated by our Chief Scientific Officer, Dr. Brian Kaspar, has been licensed from NCH by the Company. We expect to move forward with initiating investigational new drug application, or IND, enabling studies in both Rett syndrome and ALS and plan to provide more details on these programs in the second half of 2017.

To date, we have funded our research and development and operating activities primarily through public and private equity offerings totaling $597.5 million of net proceeds. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net operating losses were $38.5 million and $83.0 million for the years ended December 31, 2015 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $229.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; develop our planned new programs for Rett syndrome and ALS; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel.

Licensing Agreements

AVXS-101

To date, we have entered into three license agreements relating to the development of AVXS-101.

Nationwide Children’s Hospital

In October 2013, we entered into an exclusive, worldwide license agreement with Nationwide Children’s Hospital, or NCH, under certain patent applications, and a non-exclusive license under certain technical information, for the use of its scAAV9 technology for the treatment of SMA, of all types, or the NCH SMA License. In January 2016, we amended and restated the NCH SMA License in its entirety. Under the NCH SMA License, we initially issued NCH and The Ohio State University, or OSU, 331,053 shares of common stock. Until May 2015, when we had reached a market capitalization of $100.0 million, we were obligated to issue additional shares to NCH and OSU from time to time to maintain a 3% ownership of the company on a fully-diluted basis. We issued an aggregate of 124,990 additional shares of common stock between October 2013 and May 2015 pursuant to these anti-dilution obligations. With certain exceptions, we are required to make up to $0.1 million in development milestone based payments to NCH. In addition, we are responsible for all clinical trial costs that are not covered by grants or certain other sources.

Following the first commercial sale of a NCH SMA licensed product we must begin paying NCH an aggregate low-single digit royalty on net sales of any products covered by the NCH SMA License, subject to reduction in specified circumstances and annual minimum royalties that increase over time. In addition, we must pay NCH a portion of sublicensing revenue received from our sublicense of the licensed technology at percentages between low-double digits and low-teens.

On November 6, 2015, the FDA approved our sponsorship of the IND and the transfer of the associated regulatory filing from NCH.

ReGenX Biosciences, LLC

In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX Biosciences, predecessor to REGENX, under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX Biosciences, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX SMA License. Under the ReGenX SMA License, we paid ReGenX Biosciences an initial licensing fee of $2.0 million. We are also required to pay ReGenX Biosciences: annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX SMA License, or ReGenX SMA licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX SMA licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of June 30, 2017, we have paid $2.4 million under the ReGenX SMA License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio’s self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1.0 million, payable across stipulated milestones. We are also required to pay ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9.0 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low-double digit percentage of all consideration we receive from any sublicense of the licensed technology. Through June 30, 2017, we have paid the $1.0 million upfront license fee owed under the AskBio License.

Preclinical Programs for Rett Syndrome and ALS

We have also entered into three license agreements relating to our planned new programs for Rett syndrome and ALS.

REGENXBIO Inc.

Effective June 7, 2017, we entered into an exclusive license agreement with REGENX under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to REGENX, for the development and commercialization of products to treat Rett syndrome and genetic ALS using the AAV 9 vector, or the REGENX Rett and ALS License. Under the REGENX Rett and ALS License, REGENX granted us an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the REGENX Rett and ALS License, or the REGENX Rett and ALS licensed products, in the field of the treatment of (i) Rett syndrome in humans by in vivo gene therapy using AAV9 delivering the gene encoding for methyl CpG binding protein 2, and (ii) ALS caused by SOD1 mutation in humans by in vivo gene therapy using AAV9 delivering the gene encoding for SOD1, subject to certain rights reserved by REGENX and its licensors. The patent rights exclusively in-licensed include an issued United States patent, which expires in 2026. We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the REGENX Rett and ALS License. Under the REGENX Rett and ALS License we grant a non-exclusive, worldwide, royalty-free, transferable, sublicenseable, irrevocable, perpetual license back to REGENX to (a) use any patentable modifications and improvements to the licensed technology that we or our affiliates or sublicensees develop, or licensed back improvements, and (b) practice the licensed back improvements in connection with AAV9 outside of our fields of use.

Under the terms of the REGENX Rett and ALS License, we have paid or are required to pay:

•	an initial fee of $6.0 million;
•	an annual maintenance fee;
•	up to $36.0 million in total milestone fees for the REGENX Rett and ALS licensed products;
•	a low double digit royalty percentage on net sales of REGENX Rett and ALS licensed products, subject to reduction in specified circumstances; and
•	a lower mid-double digit percentage of any sublicense fees we receive from sublicensees for the licensed intellectual property rights.

We are obligated to achieve certain development milestones with respect to the licensed disease indications. We do not have the right to control prosecution of the in-licensed patent applications nor the right to enforce the in-licensed patents. In addition, our rights under the REGENX Rett and ALS License are generally not assignable without the prior written consent of REGENX.

The REGENX Rett and ALS License will expire upon the later of (i) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property to expire, lapse or become abandoned or unenforceable in all the countries of the world or (ii) seven years from the first commercial sale of each REGENX Rett and ALS licensed product. Upon expiration of the REGENX Rett and ALS License, the license granted to us becomes irrevocable, perpetual, royalty-free and fully paid-up. We have the right to terminate the REGENX Rett and ALS License upon a specified period of prior written notice. REGENX may terminate the REGENX Rett and ALS License if we or our affiliates become insolvent, if we are greater than a specified number of days late in paying money due under the REGENX Rett and ALS License, or, effective immediately, if we or our affiliates, or sublicensees commence any action against REGENX or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the REGENX Rett and ALS License for material breach if such breach is not cured within a specified number of days. Upon termination of the REGENX Rett and ALS License, other than for REGENX’s material breach, we grant to REGENX a non-exclusive, perpetual, irrevocable, worldwide, royalty-free, transferable, sublicenseable license under patentable modifications and improvements to any vector claimed by the licensed patents for use by REGENX for the research, development and commercialization of products in any therapeutic indication.

Nationwide Children’s Hospital

In September 2016, we entered into exclusive license agreements with NCH, pursuant to which NCH granted us exclusive, worldwide licenses under certain patent rights to make, have made, use, sell, offer for sale and import any products covered by each license, or NCH licensed products, and a non-exclusive, worldwide license under certain technical information to develop and manufacture the NCH licensed products, in the field of therapies and treatments of Rett syndrome and ALS in human use, respectively. We refer to each of the Rett syndrome and ALS in human use licenses individually as a NCH License. The patent rights exclusively in-licensed from NCH and relevant to our contemplated Rett syndrome product are a currently pending patent application being pursued only in the United States. The patent application covers the use of the aaV9 vector delivered intrathecally for the treatment of Rett syndrome. If a patent issues from this patent application, it is expected to expire in 2029. The patent rights exclusively in-licensed from NCH and relevant to our contemplated ALS product are a currently pending patent application being pursued in the United States, Canada and Europe. The patent application claims the use of the AAV9 vector as a composition of matter and its use for the treatment of ALS. If a patent issues from this patent application, it is expected to expire in 2035. We have the right to subcontract the manufacturing of products using the licensed rights under each NCH License. We also have the right to sublicense the licensed technology under each NCH License to third parties through multiple tiers.

Each NCH License sets forth a development plan for our development of the licensed technology to make and sell NCH licensed products, including for the treatment of Rett syndrome and ALS in humans, as applicable, throughout the world. We are required, if commercially reasonable, to market NCH licensed products after regulatory approval, satisfy the market demand for such products in those countries in which we have obtained regulatory approval and where it is commercially reasonable to do so and continue to develop additional NCH licensed products within the applicable field. In the event we fail to comply with such obligations, subject to certain conditions, NCH has the right to either terminate the applicable NCH License or convert our license into a non-exclusive license with respect to the applicable NCH licensed product in the applicable country. We are responsible for all clinical trial costs under each NCH License.

We paid an initial fee of $0.2 million to NCH in connection with the NCH License for Rett syndrome and $0.1 million in connection with the NCH License for ALS in human use. We also must pay NCH an annual maintenance fee under each NCH License. Following the first commercial sale of an NCH licensed product under an applicable NCH License, we must begin paying NCH an aggregate low-single digit royalty on net sales of NCH licensed products by us, our affiliates and sublicensees during the term of such license. If we unsuccessfully challenge any of the licensed patents, the royalty rate increases from low single digits to mid-single digits, in the case of the NCH License for Rett syndrome, and to high-single digits, in the case of the NCH License for ALS in human use.

With certain exceptions, we are required to make certain development milestone-based payments to NCH under each NCH License. In addition, we must also pay NCH a portion of sublicensing revenue received from our sublicense of the rights to licensed technology at a mid-single digits percentage.

We do not have the right to control prosecution of the in-licensed patent rights under either NCH License, however NCH shall consult with us on material matters regarding the prosecution of such patent rights, and NCH has the first right to enforce any patents issuing from the in-licensed patent rights and if NCH does not enforce the rights within a certain time frame, then we have the right to enforce. In addition, our rights under each NCH License are not assignable without the prior written consent of NCH, except to our affiliates, subsidiaries or any successor in interest in connection with a merger, acquisition, consolidation or sale, provided that our assignee assumes our obligations under the applicable NCH License in writing.

Unless terminated earlier, each agreement will expire on a NCH licensed product-by-NCH licensed product and country-by-country basis upon the expiration of the royalty term for such NCH licensed product in such country. The royalty term will expire on the later of (i) the date on which the last relevant patent underlying the relevant NCH licensed product expires or (ii) the expiration of any orphan drug-based exclusive marketing rights conferred by any regulatory authority with respect to a NCH licensed product in a licensed territory. Upon expiration of the agreement with respect to a particular NCH licensed product in a particular country, the license to us will survive and as a fully-paid up license. Each NCH License may be terminated prior to its expiration:

•	By us at any time after the second anniversary of the effective date of the applicable NCH License by providing six months' prior written notice to NCH;
•

By either party upon the other party's material breach of the applicable NCH License that is not cured within 90 days after receiving written notice of such breach, except in certain cases in which we may request a longer cure period;

•	By NCH in the event of our bankruptcy, insolvency or certain similar occurrences; or
•	By NCH if we or any of our affiliates bring any action or proceeding against NCH, other than a suit brought in response to any suit brought by NCH.

Certain accrued payments that we are required to make to NCH will become due in the event of termination as specified in the applicable agreement.

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

Research and Development Expenses

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

We expect that our general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop and potentially commercialize AVXS-101 and our future product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to continue to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Interest Income

Interest income primarily consists of any interest income earned on our cash and cash equivalents.

Income Taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2017.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016, together with the dollar increase or decrease in those items (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Period-to-Period Change	2017	2016	Period-to-Period Change
Net revenue:
Revenue	$—	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	13,154	5,418	7,736	22,803	10,242	12,561
Research and development	45,206	10,380	34,826	65,521	26,445	39,076
Total operating expenses	58,360	15,798	42,562	88,324	36,687	51,637
Interest income (net)	331	79	252	576	132	444
Net loss	$(58,029)	$(15,719)	$(42,310)	$(87,748)	$(36,555)	$(51,193)

General and Administrative Expense

General and administrative expense increased from $5.4 million for the three months ended June 30, 2016, to $13.2 million for the three months ended June 30, 2017. This $7.8 million increase included increases of $2.3 million in legal, professional and consulting fees, $2.1 million in salaries and personnel-related costs, $1.9 million in non-cash stock-

based compensation expense and $1.5 million in other administrative costs driven by increased headcount across all general and administrative functions to support our overall growth.

General and administrative expense increased from $10.2 million for the six months ended June 30, 2016, to $22.8 million for the six months ended June 30, 2017. This $12.6 million increase included increases of $4.1 million in salaries and personnel-related costs, $3.1 million in legal, professional and consulting fees, $2.7 million in non-cash stock-based compensation expense, and $2.7 million in other administrative costs driven by increased headcount across all general and administrative functions to support our overall growth.

Research and Development Expense

Research and development expense increased from $10.4 million for the three months ended June 30, 2016, to $45.2 million for the three months ended June 30, 2017. The $34.8 million increase was primarily attributable to product manufacturing expenses and associated accelerated spending, including increased headcount, in our product manufacturing facility, as well as expenses related to the conclusion of our Phase 1 clinical trial of AVXS-101 in SMA Type 1 and licensing fees related to our planned new programs in Rett syndrome and ALS. More specifically, this amount included increases of $16.4 million in third-party clinical and manufacturing research and development expense associated with product manufacturing, $6.1 million in research and development supplies and materials, $6.0 million attributable to the upfront license fee to REGENX for the REGENX Rett and ALS License, $2.9 million in salaries and personnel-related expenses, driven by increased headcount across all research and development and manufacturing functions from 39 employees as of June 30, 2016 to 100 employees as of June 30, 2017, $2.4 million in non-cash stock-based compensation expense and $1.0 million in other research and development expenses.

Research and development expense increased from $26.5 million for the six months ended June 30, 2016, to $65.5 million for the six months ended June 30, 2017. The $39.0 million increase was partially offset by a $6.8 million decrease in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was primarily attributable to the recognition of $10.4 million of additional stock compensation expense upon the vesting in full of Dr. Kaspar’s restricted stock award during the year ended December 31, 2016. The balance of the $39.0 million increase was primarily attributable to product manufacturing expenses and associated accelerated spending, including increased headcount, in our product manufacturing facility as well as expenses related to the conclusion of our Phase 1 clinical trial of AVXS-101 in SMA Type 1. More specifically, this amount included increases of $20.7 million in third-party clinical and manufacturing research and development expense associated with product manufacturing, $10.7 million in research and development supplies and materials, $6.1 million in license fees, $5.0 million in salaries and personnel-related expenses, driven by increased headcount across all research and development and manufacturing functions, and $3.3 million in other research and development expenses.

We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the development of AVXS-101 and future product candidates.

Interest Income

Interest income for the six months ended June 30, 2017 consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our research and development and operating activities primarily through equity financings, including $98.2 million, $149.1 million and $269.7 million of net proceeds from our initial public offering, our September 2016 public offering and our June 2017 public offering, respectively, and $80.5 million of aggregate net proceeds from private placements of stock prior to our initial public offering.

As of June 30, 2017, we had cash and cash equivalents of $417.6 million and had no debt outstanding.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(76,352)	$(20,330)
Net cash used in investing activities	(16,758)	(7,503)
Net cash provided by financing activities	270,300	97,014
Net increase in cash and cash equivalents	$177,190	$69,181

Operating Activities

For the six months ended June 30, 2017, our net cash used in operating activities of $76.4 million primarily consisted of a net loss of $87.7 million, primarily attributable to our spending on research and development, manufacturing and general and administrative expenses and $2.6 million in net cash used in changes in working capital items, which was partially offset by $14.0 million in adjustments for non-cash items. The $2.6 million in net cash used in changes in working capital represents primarily a $5.5 million increase in prepaid expenses and other current assets and other long-term assets and a $2.9 million increase in accrued expenses and other current liabilities, accounts payable and the accrued indemnification obligation. Adjustments for non-cash items consisted of $13.3 million of stock-based compensation expense and $0.7 million of depreciation and amortization.

For the six months ended June 30, 2016, our net cash used in operating activities of $20.3 million primarily consisted of a net loss of $36.6 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $17.4 million in adjustments for non-cash items and $1.1 million in net cash used in changes in working capital items. Adjustments for non-cash items primarily consisted of $17.4 million of stock-based compensation expense, of which $10.4 million was associated with the vesting in full of the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to an increase in prepaid expenses and other long-term assets, partially offset by an increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities consisted of $16.8 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.  For the six months ended June 30, 2016, net cash used in investing activities consisted of $7.5 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities of $270.3 million consisted primarily of funds raised from our June 2017 underwritten public offering. For the six months ended June 30, 2016, net cash provided by financing activities consisted primarily of $97.0 million from our initial public offering closed in February 2016.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2020. We intend to devote the majority of our capital resources for clinical development and regulatory approval of AVXS-101. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our studies and clinical trials for AVXS-101;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including our planned new programs in Rett syndrome and ALS;

•	the number and development requirements of other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the cost and timing of establishing and validating manufacturing processes and facilities, including our own, for development and commercialization of our product candidates, if approved;

•	the efforts necessary to institute post-approval regulatory compliance requirements;

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

Contractual Obligations, Commitments and Contingencies

We lease a 15,668 square foot facility for our corporate headquarters in Bannockburn, Illinois, pursuant to a lease that expires in July 2024. The lease agreement provides for annual escalation in rent payments during the lease term. We are amortizing the escalation in rental payments on a straight-line basis over the term of the lease. We also lease a 1,318 square foot facility in Columbus, Ohio for research and development activities, pursuant to a lease that expires in March 2019.  In March 2016, we entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of warehouse and office space in Libertyville, Illinois. A portion of the warehouse space is used for manufacturing space. The lease agreement provides for annual escalation in rent payments during the lease term. The lease agreement provides us with a one-time right to terminate the lease effective as of the last day of the ninety-sixth full calendar month of the lease subject to a termination fee. We are amortizing the escalation in rental payments on a straight-line basis over the term of the lease. In March 2014, we entered into a lease agreement, which expired in April 2017, for approximately 2,418 square feet of office space in Dallas, Texas. In May 2017, we entered into two month-to-month lease agreements to add an additional 4,582 square feet of office space in Libertyville, Illinois.

We may be required to make certain royalty payments under our licensing and supply agreements, as described in “-Licensing Agreements;” however, the amount and timing of when these payments will actually be made is uncertain, and the payments are contingent upon the initiation and completion of future activities.

During the three and six months ended June 30, 2017, there were no other material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of June 30, 2017, we had cash and cash equivalents totaling $417.6 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

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

Based on our risk assessments and ongoing reviews of our financial statements, we have implemented controls over key financial transaction areas, application of GAAP, SEC reporting and associated disclosures and are in the process of formally documenting our key accounting policies and procedures. We have also performed additional review procedures in areas subject to audit adjustments in prior periods and have identified key controls for our significant processes. In addition, effective January 1, 2017, we have converted to a new enterprise resource planning (“ERP”) financial system to support improved automation and control over our finance and accounting functions, including proper access and segregation of duties. Effective with our IPO, we no longer have complex debt and equity agreements. We have designed and implemented controls and procedures to identify and appropriately account for our share-based compensation awards.

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

Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

For this item, please refer to Note 8, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.Risk Factors

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

We must establish, to the FDA's satisfaction, that our proposed potency assay for AVXS-101 sufficiently characterizes the key product characteristics of our clinical and commercial product supply.

On May 1, 2017, we held a Type B Chemistry, Manufacturing and Controls, or CMC, meeting with the United States Food and Drug Administration, or the FDA, to seek alignment with the FDA regarding our proposed Good Manufacturing Practice, or GMP, commercial manufacturing process for AVXS-101, which we are primarily conducting using our own manufacturing facility. Our proposed GMP manufacturing process incorporates a novel adherent cell culture approach, which differs from the Hyperstacks approach utilized by Nationwide Children's Hospital, or NCH, to manufacture the product used in the Phase 1 clinical trial of AVXS-101 for spinal muscular atrophy, or SMA, Type 1. In order to reliably and accurately characterize the dose of the product for our planned clinical trials and, if approved, commercial demand, we will need to be able to reliably and consistently assess the key characteristics of the product we manufacture. During the CMC meeting, we presented our AVXS-101 potency assay and qualification plans to the FDA. In response, the FDA requested, among other things, that we complete the implementation of our potency assay qualification plans, including presenting the FDA with data from the appropriate production runs of AVXS-101, to enable the agency to assess the feasibility of our plans. We have already begun the work to address this request, and we expect to submit these data to the FDA in August 2017.

The outcome of our potency assay and qualification development, including the results of the analyses that we are conducting in response to the FDA's request, are not yet known. As a result, we cannot guarantee that the comprehensive data package that we generate from these production runs will be sufficient for the FDA to determine that our proposed potency assay or the product tested with this assay is acceptable. If, upon review of this data, the FDA does not determine that our proposed potency assay is acceptable, we may be required to conduct additional work to develop and validate an acceptable potency assay for AVXS-101 and/or manufacture additional qualification lots of AVXS-101, which would likely delay our planned clinical studies, including the U.S. pivotal clinical trial of AVXS-101 in SMA Type 1 and our planned Phase 1/2a clinical trial of AVXS-101 in SMA Type 2. Any such delays could have a material adverse effect on our business prospects.

Our transition from the NCH manufacturing process to our own manufacturing process, conducted at our own facility and at facilities of third-party manufacturing partners, requires us to conduct a comprehensive comparability study, which may result in delays to the approval process for AVXS-101.

Our Phase 1 clinical trial was conducted with AVXS-101 manufactured by NCH that was produced using a traditional Hyperstacks process utilizing ampicillin-resistant genetic markers for plasmid selection. We are in the process of transitioning the primary manufacturing of AVXS-101 to our own manufacturing facility, which uses a process based on a novel adherent cell culture approach that differs from the Hyperstacks approach utilized by NCH, and utilizes globally compliant kanamycin-resistant genetic markers for plasmid selection. Our third-party manufacturing partners will also use this process. We intend to use product that we manufacture using this new process for future clinical studies, including our planned U.S. pivotal trial of AVXS-101 in SMA Type 1, and, if AVXS-101 receives regulatory approval, to meet future commercial demand. We also intend to use AVXS-101 product that we manufacture for our planned Phase 1/2a clinical trial of AVXS-101 in SMA Type 2.

Because of the differences in these manufacturing processes, we are conducting a comprehensive comparability study to assess if the product that we manufacture is comparable to the product used in the Phase 1 clinical trial. In conducting this study, we are performing various tests to evaluate key characteristics of the product manufactured by NCH for the Phase 1 trial, as well as the product that we are manufacturing at our own facility, and that our third party partners are manufacturing, using our new process. Among these analyses, we are conducting tests to establish consistency with the dose concentration that was used in the second cohort of the Phase 1 trial, which is the dose that we are proposing to advance in our planned U.S. pivotal trial of AVXS-101. Given the passage of time since NCH measured the dose concentration of the product used in the Phase 1 trial, our ability to demonstrate comparability in head-to-head testing between the product used in the Phase 1 trial and the product manufactured using our new process may be complicated by any degradation or instability of the product manufactured by NCH.

Delays in completing the comparability study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and, thereby, increase the risk and time to achieve regulatory approval of AVXS-101. We intend to provide the results of our comparability study, along with the full data from the Phase 1 clinical trial, in the data package that we plan to review and discuss with the FDA at our end-of-Phase 1 meeting. If the results of the comparability study are not satisfactory, we may be required to conduct additional comparability work, modify our new process or conduct additional clinical trials of AVXS-101, any of which could adversely impact our ability to continue development, and obtain marketing approval, of AVXS-101 for SMA Type 1, and our anticipated timelines for doing so, and have a material adverse effect on our business prospects.

Preclinical testing of our gene therapy product candidates for Rett syndrome and ALS may not result in our advancement of these programs into clinical trials.

Although a substantial amount of our efforts to date have focused on the development of AVXS-101 for SMA, a key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat other rare and life-threatening neurological genetic diseases. In furtherance of that strategy, we recently announced that we had entered into a license agreement with REGENX to develop and commercialize gene therapy treatments to treat two rare monogenic disorders: Rett syndrome and a genetic form of amyotrophic lateral sclerosis, or ALS, caused by mutations in the superoxide dismutase 1, or SOD1, gene. Our development efforts for our Rett syndrome and ALS programs are at an extremely early stage, and we have not yet completed IND-enabling preclinical studies for either of these programs. It is possible that future research and preclinical development of these programs may not establish sufficient indications of clinical benefit or acceptable tolerability to support the submission of an IND for one or both of these programs, in which case we may never initiate clinical trials, and we may be forced to suspend development activities for one or both of these programs. If we are not able to advance these programs into clinical trials, we will not be able to commercialize products for these indications, which would have a material adverse effect on our future business prospects, financial condition and results of operations.

The development of product candidates for our Rett syndrome and ALS programs will be subject to many risks. If we do not successfully develop and commercialize product candidates in these programs, our business prospects may be adversely affected.

Even if the results of IND-enabling studies for our gene therapy product candidates for the treatment of Rett syndrome and ALS substantiate advancing these programs into clinical trials, the development of these product candidates will be subject to many risks. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced.

Our ability to successfully develop gene therapy treatments for Rett syndrome and ALS will be subject to many of the same development risks as our AVXS-101 product candidate for SMA, including those discussed under the headings "Risk Factors — Risks related to the development of our current product candidate" and "Risk Factors — Risks related to the commercialization of AVXS-101" in our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference into this prospectus supplement. These risks include the risks of:

•	completing preclinical studies and clinical trials with positive results;
•	receiving marketing approvals from applicable regulatory authorities;
•	obtaining, maintaining, defending and enforcing intellectual property rights important to the product candidates;
•	establishing commercial manufacturing capabilities, or contracting with third-party manufacturers with such capabilities;
•	establishing and maintaining collaborations, licensing or other arrangements;
•	launching commercial sales, if and when approved;
•	achieving acceptance, if and when approved, by patients and the medical community;
•	effectively competing with other therapies; and
•	maintaining an acceptable safety profile following approval.

If we are unable to successfully develop and commercialize product candidates for Rett syndrome or ALS, we will not be able to obtain future revenues from these programs, which would have a material adverse effect on our future business prospects, financial condition and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

None.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

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

AVEXIS, INC.

Date: August 10, 2017	By:	/s/ Thomas J. Dee
Thomas J. Dee
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 17, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2016).

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 9, 2016).

10.1†	Exclusive License Agreement dated September 9, 2016, by and between the Registrant and the Research Institute at Nationwide Children’s Hospital, with respect to Amyotrophic Lateral Sclerosis.

10.2†	Exclusive License Agreement dated September 9, 2016, by and between the Registrant and Nationwide Children’s Hospital, with respect to Rett syndrome.

10.3†	License Agreement dated June 7, 2017, by and between the Registrant and REGENXBIO Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

†  Confidential treatment has been requested for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the Securities and Exchange Commission.