Form 10-Q
period 2017-09-30
AveXis, Inc.
filed 2017-11-09
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, there were 31,976,418 shares of the registrant’s common stock outstanding.

AveXis, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

AveXis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$374,211	$240,430
Prepaid expenses and other current assets	9,092	4,750
Total current assets	383,303	245,180
Property and equipment, net	46,332	24,201
Other long-term assets	2,422	1,194
Total assets	$432,057	$270,575
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,399	$3,196
Accrued expenses and other current liabilities	15,276	16,794
Accrued indemnification obligation	2,784	4,453
Total current liabilities	27,459	24,443
Long-term liabilities	548	—
Total liabilities	$28,007	$24,443
Commitments and contingencies
Common stock; par value $0.0001 per share, 100,000,000 shares authorized, 31,972,377 shares issued and outstanding at September 30, 2017; 27,700,054 shares issued and outstanding at December 31, 2016	3	3
Additional paid-in capital	681,995	387,691
Accumulated deficit	(277,948)	(141,562)
Total stockholders’ equity	404,050	246,132
Total liabilities and stockholders’ equity	$432,057	$270,575

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	16,095	7,083	38,898	17,325
Research and development	33,425	14,098	98,946	40,542
Total operating expenses	49,520	21,181	137,844	57,867
Loss from operations	(49,520)	(21,181)	(137,844)	(57,867)
Interest income	881	99	1,458	230

Net loss and comprehensive loss	$(48,639)	$(21,082)	$(136,386)	$(57,637)
Basic and diluted net loss per common share	$(1.52)	$(0.87)	$(4.67)	$(2.75)
Weighted-average basic and diluted common shares outstanding	31,941,185	24,166,113	29,228,847	20,958,421

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(136,386)	$(57,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,315	33
Stock-based compensation	23,595	22,713
Changes in operating assets and liabilities
Prepaid and other current assets	(4,355)	(2,908)
Other long-term assets	(1,228)	(848)
Accounts payable	6,624	1,051
Accrued expenses and other current liabilities	(1,461)	4,262
Accrued indemnification obligation	(1,669)	136
Net cash used in operating activities	(113,565)	(33,198)
Cash flows from investing activities
Capital expenditures	(23,364)	(11,702)
Net cash used in investing activities	(23,364)	(11,702)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	269,869	247,228
Payments of deferred offering costs	—	(1,198)
Proceeds from exercise of stock options	1,258	218
Service-based restricted stock unit vesting	(417)	—
Proceeds from exercise of stock warrants	—	42
Net cash provided by financing activities	270,710	246,290
Net increase in cash and cash equivalents	133,781	201,390
Cash and cash equivalents, Beginning of Period	240,430	62,252
Cash and cash equivalents, End of Period	$374,211	$263,642
Supplemental Cash Flow Information
Capital expenditures in accounts payable and accrued liabilities	$4,954	$4,927
Deferred issuance costs for underwritten offering in accounts payable and accrued liabilities	$—	$727

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

The Company is a clinical-stage gene therapy company dedicated to developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. The Company's initial product candidate, AVXS-101, is a gene therapy product candidate currently in a pivotal clinical trial for the treatment of spinal muscular atrophy (“SMA”), Type 1, the leading genetic cause of infant mortality.

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

June 2017 Underwritten Public Offering

On June 26, 2017, the Company completed an underwritten public offering of 4,111,250 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 536,250 shares from the Company, at a public offering price of $70.00 per share. After deducting the underwriting discounts and commissions, the net proceeds to the Company were approximately $269.9 million.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2017, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K.

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

3.Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Furniture	$713	$108
Equipment	30,480	230
Leasehold improvements	4,458	777
Construction in progress	12,057	23,162
Property and equipment, gross	47,708	24,277
Less: accumulated depreciation	(1,376)	(76)
Property and equipment, net	$46,332	$24,201

Depreciation expense was $586 and $6 for the three months ended September 30, 2017 and 2016, respectively, and $1,315 and $33 for the nine months ended September 30, 2017 and 2016, respectively. Advances paid towards the acquisition of property and equipment, and the cost of property and equipment not ready for use before the end of the period, are both classified as construction in progress.

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued manufacturing development costs	$3,865	$7,167
Accrued payroll, bonus and deferred compensation	5,199	3,841
Accrued construction in progress	2,826	2,979
Accrued clinical trial costs	617	389
Accrued professional and consulting fees	1,143	1,588
Other	1,626	830
Accrued expenses and other current liabilities	$15,276	$16,794

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

As a result, the Company issued Dr. Kaspar an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3.5 million. Due to the indemnity obligation contained in Dr. Kaspar’s restricted stock purchase agreement, the Company was required to reimburse Dr. Kaspar for the taxes he paid following the amendment of Dr. Kaspar’s 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2016 and September 30, 2017.

Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by Dr. Kaspar on the indemnity payment.

On May 3, 2017, the Company paid Dr. Kaspar $1.7 million, which represents the tax liabilities owed to the U.S., State of Ohio and municipality of New Albany, Ohio pursuant to Dr. Kaspar’s 2014 amended tax returns. As a result, the Company has accrued balances of $2.8 million and $4.5 million at September 30, 2017 and December 31, 2016, respectively, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar. The overall decrease in the accrued indemnification obligation was due to the May 3, 2017 payment to Dr. Kaspar, offset slightly by the accrual of additional interest through September 30, 2017. The Company expects to pay this entire amount in 2017.

6.Stock-Based Compensation

2014 Stock Plan (the “2014 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan”)

The following table summarizes stock option activity under the 2014 Plan and the 2016 Plan (collectively, the “Plans”) for the nine months ended September 30, 2017 (in thousands, except per share data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value (a)
Outstanding at December 31, 2016	2,577	$22.01	8.79	$66,466
Granted	959	$75.37
Exercised	(152)	$10.42
Cancelled or forfeited	(74)	$20.27
Outstanding at September 30, 2017	3,310	$38.04	8.53	$194,310
Exercisable at September 30, 2017	1,116	$20.03	7.96	$85,622
Exercisable and expected to vest at September 30, 2017	3,310	$38.04	8.53	$194,310

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at September 30, 2017 and December 31, 2016.

For the nine months ended September 30, 2017 and 2016, the total number of stock options exercised was 152 and 34, respectively, resulting in total proceeds of $1,258 and $218, respectively.

As of September 30, 2017 and December 31, 2016, there was $49.0 million and $20.6 million, respectively, of unrecognized stock-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.4 and 1.4 years, respectively.

The Company has recorded total stock-based compensation expense related to the issuance of stock option awards under the Plans in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$4,894	$2,007	$10,418	$14,758
General and administrative	5,274	2,616	12,490	7,253
	$10,168	$4,623	$22,908	$22,011

Stock Options Granted

The weighted-average grant date fair value of options granted during the three months ended September 30, 2017 and 2016 was $60.34 and $27.87, respectively, and for the nine months ended September 30, 2017 and 2016 was $54.56 and $23.98, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Expected volatility	100.13%	97.82%	88.81%	92.46%
Risk-free interest rate	1.81%	1.10%	1.90%	1.42%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Service-Based Restricted Stock Units

As of September 30, 2017, and December 31, 2016, there were 37,934 and 57,500, respectively, outstanding service-based restricted stock units (“RSUs”) granted to employees.  During the nine months ended September 30, 2017,  18,966 RSUs vested, which included 5,961 RSUs exchanged for tax-related purposes resulting in the remaining 13,005 RSUs converting to common stock. The Company recognized RSU-related stock-based compensation expense of $687 during the nine months ended September 30, 2017, of which $613 is recorded within research and development expense and $74 within general and administrative expense. There were 57,500 RSUs issued and outstanding as of September 30, 2016.  At September 30, 2017 and 2016, there was $541 and $0, respectively, of unrecognized compensation cost related to unvested RSUs that will be recognized as expense over a weighted-average period of 0.9 years. A summary of the status of the Company's RSUs at September 30, 2017 and of changes in RSUs outstanding under the 2016 Plan for the nine months ended September 30, 2017 is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding at December 31, 2016	58	$34.90
Granted	—	—
Vested	(19)	$34.90
Forfeited and cancelled	(1)	$34.90
Outstanding at September 30, 2017	38	$34.90

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

Performance-Based Restricted Stock Units

On March 20, 2017, the Company granted to certain employees a total of 49,332 performance-based restricted stock units (“PSUs)”. These PSUs vest upon the achievement of certain regulatory and manufacturing milestones. If the milestones do not occur on or before the three-year anniversary of the grant date, all unvested PSUs will be cancelled. As of September 30, 2017, all 49,332 of these PSUs were outstanding, none had vested and the weighted average grant date fair value of all shares was $79.75 per share. The Company has not yet recognized any PSU-related stock-based compensation as regulatory and manufacturing milestones have not yet been met; however, in the event the performance conditions are met, $3.9 million of research and development compensation expense will be recognized by the Company. There were no PSUs issued and outstanding during the nine months ended September 30, 2016.

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

In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar’s 1,750,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting of the remainder of this award the Company recorded $10.4 million of additional stock-based compensation expense during the year ended December 31, 2016.

Warrants Granted to Non-Employees

During the nine month period ended September 30, 2017, there were no warrants exercised and as a result no proceeds received by the Company. As of September 30, 2017, there were 305,775 common stock warrants vested and outstanding issued to non-employees with a weighted-average exercise price of $2.57.

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

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented. For the three and nine month periods ended September 30, 2017 and 2016, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	3,310	2,567	3,310	2,567
Stock warrants	306	310	306	310
Unvested service-based restricted stock units	38	58	38	58
Unvested performance-based restricted stock units	49	—	49	—
	3,703	2,935	3,703	2,935

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss and comprehensive loss	$(48,639)	$(21,082)	$(136,386)	$(57,637)
Denominator:
Weighted-average basic and diluted common shares	31,941	24,166	29,229	20,958
Basic and diluted net loss per common share	$(1.52)	$(0.87)	$(4.67)	$(2.75)

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

In March 2016, the Company entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of warehouse and office space in Libertyville, Illinois. A portion of the warehouse space is used as manufacturing space. The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight‑line basis over the term of the lease. In May 2017, the Company entered into two month-to-month lease agreements to add an additional 4,582 square feet of office space in Libertyville, Illinois. This has subsequently been reduced to one month-to-month lease agreement. In September 2017, the Company entered into a  lease agreement that commences in January 2018 and expires in August 2026 for approximately 12,539 square feet of warehouse and office space in Libertyville, Illinois adjacent to the Company’s manufacturing facility.

In July 2017, the Company entered into a lease agreement which expires in June 2027, for approximately 16,808 square feet in San Diego, California for research and development activities. The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight‑line basis over the term of the lease.

Guarantees and Indemnifications

The Company has accrued $2.8 million and $4.5 million at September 30, 2017 and December 31, 2016, respectively, representing the Company's best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar pursuant to a tax indemnification granted to Dr. Kaspar in connection with a restricted common stock grant (see Note 5).

Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification, including indemnification agreements with the Company’s officers and directors. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of September 30, 2017 and December 31, 2016, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

On September 8, 2016, Sophia's Cure Foundation ("SCF"), a non-profit 501(c)(3) public charity, filed a complaint in U.S. District Court, Southern District of Ohio, naming as defendants Nationwide Children's Hospital ("NCH") and other entities affiliated with NCH, the Company and certain of the Company's present and former executives (the "Complaint"). According to the complaint, in 2012, SCF and Nationwide Children’s Hospital Foundation (“NCH Foundation”) entered into a donation agreement under which SCF provided NCH a gift of $550,000 to fund clinical work associated with the study of the product candidate that the Company now refers to as AVXS-101 for SMA Type 1 patients, and NCH Foundation agreed in such donation agreement to reference SCF as the "primary sponsor" of such clinical work in all publications issued by NCH Foundation. The complaint also alleges that NCH breached the donation agreement by not naming SCF as the sponsor of the investigational new drug application (the "IND") that it filed for AVXS-101. Additionally, the complaint alleges that the Company and the named Company executives tortiously interfered with SCF's rights under the donation agreement by assuming sponsorship of the IND under the NCH License. There is no contractual relationship between the Company and SCF. The complaint seeks, among other relief, monetary damages of $500.0 million and equitable relief, including taking steps to designate SCF as the sponsor of the IND. On October 10, 2017, the Court granted all of the defendants’ motions to dismiss. On October 31, 2017, SCF filed a second amended complaint against all of the defendants except two of the Company’s present executives, who were dropped from the second amended complaint. The Company believes that the second amended complaint is without merit and intends to vigorously defend itself and its present and former executives from the allegations. The Company views the possibility of loss in this matter to be remote.

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters, including the matter involving SCF described above, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9.Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2017 and December 31, 2016.

10.Collaboration and License Agreements

The Company has entered into three license agreements related to its planned preclinical programs in Rett syndrome and amyotrophic lateral sclerosis (“ALS”) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (“SOD1”) enzyme (“genetic ALS”).

REGENXBIO Inc.

Effective June 7, 2017, the Company entered into a License Agreement (the “REGENX Rett and ALS License”) with REGENXBIO Inc. (“REGENX”). Under the terms of the REGENX Rett and ALS License, REGENX granted the Company an exclusive worldwide license to utilize REGENX's proprietary adeno-associated virus ("AAV") gene delivery platform for the treatment of Rett syndrome and genetic ALS caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (“SOD1”) enzyme by in vivo gene therapy, using REGENX’s AAV9 gene delivery vector. Under the REGENX Rett and ALS License, REGENX granted the Company an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the REGENX Rett and ALS License (the “REGENX Rett and ALS licensed products”) in the field of the treatment of (i) Rett syndrome in humans by in vivo gene therapy using AAV9 delivering the gene encoding for methyl CpG binding protein 2, and (ii) ALS caused by SOD1 mutation in humans by in vivo gene therapy using AAV9 delivering the gene encoding for SOD1, subject to certain rights reserved by REGENX and its licensors.

As consideration for the REGENX Rett and ALS License, in June 2017 the Company paid an initial fee of $6.0 million. This $6.0 million initial fee paid to REGENX was recognized as research and development expense during the three months ended September 30, 2017. Additionally, the Company agreed to pay potential future milestones of up to $36.0 million in the aggregate for the REGENX Rett and ALS licensed products, and a low double digit royalty on net sales, if any, of the REGENX Rett and ALS licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees the Company receives from sublicenses of the licensed intellectual property rights.  The Company also agreed to pay an annual maintenance fee on each anniversary of the effective date of the REGENX Rett and ALS License.

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

Nationwide Children’s Hospital

In September 2016, the Company entered into two exclusive license agreements with NCH, pursuant to which NCH granted the Company exclusive, worldwide licenses under certain patent rights to make, have made, use, sell, offer for sale and import any products covered by each license (“NCH licensed products”) and a non-exclusive, worldwide license under certain technical information to develop and manufacture the NCH licensed products, in the field of therapies and treatments of Rett syndrome and ALS in human use, respectively (each an “NCH License”).

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

•	the timing of and our ability to obtain and maintain regulatory approval of AVXS-101;
•	the proposed clinical development pathway for AVXS-101 and the acceptability of the results of such trials for regulatory approval of AVXS-101 by the FDA or comparable foreign regulatory authorities;
•

the proposed timing of filing investigational new drug applications with the FDA in connection with gene therapies we are developing for ALS and Rett syndrome in connection with the recent license agreements executed with REGENX and Nationwide Children’s Hospital;

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

Business Overview

We are a clinical-stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life-threatening neurological genetic diseases. Our initial product candidate, AVXS-101, is our proprietary gene therapy product candidate. We are conducting our pivotal clinical trial for AVXS-101 for the treatment of spinal muscular atrophy Type 1, or SMA Type 1, the leading genetic cause of infant mortality. SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. The survival motor neuron protein, or SMN, is a critical protein for normal motor neuron signaling and function. Patients with SMA Type 1 either have experienced a deletion of their SMN1 genes, which prevents them from producing adequate levels of functional SMN protein, or carry a mutation in their SMN1 gene. AVXS-101 is designed to deliver a fully functional human SMN gene into the nuclei of motor neurons that then generates an increase in SMN protein levels and we believe this will result in improved motor neuron function and patient outcomes.

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

We expect to conduct an end-of-Phase 1 meeting with the FDA late in the fourth quarter of 2017, which we expect will help further inform the regulatory pathway for AVXS-101. We anticipate providing an update on the outcome of that meeting once the official minutes are available, which we anticipate to be early in the first quarter of 2018. With the pivotal trial initiated, we are continuing discussions with the FDA on key topics, including dosing, for intrathecal administration of AVXS-101 for the planned clinical trial in patients with SMA Type 2. We intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in Europe during the first half of 2018.

Pivotal Trial of AVXS-101

In September 2017, based on the FDA’s review of our clinical, chemistry, manufacturing and control data, including a potency assay of AVXS-101, we initiated our pivotal trial of AVXS-101 for patients with SMA Type 1 using the intravenous, or IV, formulation produced by our GMP commercial manufacturing process. The first patient in the clinical trial was dosed during the fourth quarter 2017.

The open-label, single-arm, single-dose, multi-center trial, which we call STR1VE, is designed to evaluate the efficacy and safety of a one-time IV infusion of AVXS-101 of 1.1 x 1014 vg/kg, which is equivalent to the proposed therapeutic dose received by the second dosing cohort in our Phase 1 trial, in patients with SMA Type 1.

The trial will enroll a minimum of 15 patients with SMA Type 1 who are less than six months of age at the time of gene therapy, and who have one or two copies of the SMN2 backup gene as determined by genetic testing and bi-allelic SMN1 gene deletion or point mutations. There will be at least a four-week dosing interval between dosing of the first three patients to allow review of the safety analysis from six time points (days one, two, seven, 14, 21 and 30), as well as early signals of efficacy, prior to dosing of the next patient.

The intent-to-treat, or ITT, population is defined as patients who are less than six months of age and symptomatic at the time of gene therapy, with two copies of the SMN2 gene as determined by genetic testing, bi-allelic SMN1 gene deletion and no c.859G>C mutation in SMN2.  The intended enrollment will include at least 15 patients that meet the ITT criteria.   The first 3 patients will be ITT patients per the trial protocol definition and will be dosed 4 weeks apart to assess safety and efficacy using CHOP INTEND.

The co-primary efficacy outcome measures of the trial will include:

•	The achievement of the developmental milestone of independent sitting for at least 30 seconds at 18 months of age; and
•

Event-free survival at 14 months of age, with an event defined as either death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively.

Co-secondary outcome measures will include:

•	The ability to thrive, defined as the ability to remain independent from feeding support, tolerate thin liquids and maintain weight; and
•	The ability to remain independent of ventilatory support at 18 months of age.

Top-Line Results of Phase 1 Clinical Trial

In our fully enrolled Phase 1 clinical trial, we treated 15 SMA Type 1 patients, divided into two dosing cohorts, and observed a favorable safety profile and that AVXS-101 is generally well-tolerated. As of August 7, 2017, all patients in the study have survived event free, in contrast to the 8% event free rate demonstrated in an independent, peer-reviewed natural history study for patients with SMA Type 1. Additionally, we have observed improved motor function, including in some patients, the attainment of motor milestones such as the ability to sit unassisted, crawl, stand and walk — motor milestone achievements that are essentially never seen among untreated patients suffering from SMA Type 1. The open-label, dose-escalating study was designed to evaluate the safety and tolerability of AVXS-101 in patients with SMA Type 1. The key measures of efficacy were the time from birth to an "event," which was defined as either death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively, and video confirmed achievement of ability to sit unassisted. Additionally, several exploratory objective measures were assessed, including a standard motor milestone development survey and Children's Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP INTEND.

•

Event-free Survival and Safety:  Data as of August 7, 2017, showed no new events, and 15 of 15 patients (100%) were event-free at 20 months of age. The expected event-free survival rate at 20 months based on the natural history of the disease is 8%. Based on data accumulated up to this date, AVXS-101 appeared to have a favorable safety profile and to be generally well tolerated, with no new treatment related safety or tolerability concerns identified. The median age at last follow-up was 25.7 months and 30.8 months for patients who received a dose of AVXS-101 administered in the proposed therapeutic dose-cohort and in low-dose cohort, respectively. Use of the term "proposed therapeutic dose" does not imply that we have established efficacy, but this one-time dose is the dosing level that we presently intend to evaluate in future trials.

o

As has been previously reported, a total of five adverse events, or AEs, in four patients were deemed treatment-related. Of these, two were serious adverse events, or SAEs, experienced by two patients, and three were non-serious AEs experienced by two patients. All consisted of clinically asymptomatic liver enzyme elevations and were resolved with prednisolone treatment. There were no clinically significant elevations of gamma-glutamyl transferase, alkaline phosphatase or bilirubin and, as such, the conditions for drug induced liver injury, also known as Hy’s Law,  were not met. Other non-treatment-related AEs were expected and were associated with SMA.

o

A cumulative total of 297 AEs (five treatment-related AEs and 292 non-treatment related AEs) were reported as of August 7, 2017, following monitoring and source verification. Of these, 56 were determined to be SAEs and 241 were non-serious AEs.

•	Treatment Durability and Motor Milestone Achievement:
o	As of August 7, 2017, 11 of 12 patients (92%) in the proposed therapeutic dose-cohort have achieved and maintained CHOP-INTEND scores of ≥40 points at 20 or more months of age.
o

As of August 7, 2017, 11 of 12 patients (92%) in the proposed therapeutic dose-cohort achieved head control, 9 of 12 patients (75%) could roll over and 11 of 12 patients (92%) could sit with assistance by 20 months of age.

o

As of August 7, 2017, 11 of 12 patients (92%) in the proposed therapeutic dose-cohort could sit unassisted for at least five seconds, 10 of 12 patients (83%) could sit unassisted for at least 10 seconds and nine of 12 patients (75%) could sit unassisted for 30 seconds or more by 20 months of age.

o	As of August 7, 2017, two of 12 patients (17%) in the proposed therapeutic dose-cohort could crawl, pull to a stand and stand and walk independently by 20 months of age.

▪	All motor milestones have been assessed and adjudicated by an independent third-party reviewer using video evidence.

The proposed therapeutic dose-cohort	Age at Gene Transfer (mos)	Event-Free Survival[a]	Event-free Survival and Motor and Other Milestones Among the 12 Patients in the Proposed Therapeutic Dose-Cohort as of August 7, 2017*
			Brings Hand to Mouth	Controls Head	Rolls Over[b]	Sits with Assistance	Sits Unassisted[c]			Other Achievements
							≥5 secs	≥10 secs	≥30 secs	Speaks	Swallows	No NIV Use	No Nutritional Support[d]
E.04	5.6	31.1	+	+	+	+	+			+	+
E.05	4.2	28.5	+	+	+	+	+	+	+	+	+	+	+
E.06	1.9	26.1	+	+	+	+	+	+	+	+	+	+	+
E.07	3.6	28.1	+	+	+	+	+	+		+	+	+
E.08	7.9	32.4	+
E.09	4.9	28.9	+	+	+	+	+	+	+	+	+	+	+
E.10	0.9	25.3	+	+	+	+	+	+	+	+	+	+	+
E.11	2.3	23.8	+	+	+	+	+	+	+	+	+
E.12	2.6	23.9	+	+	+	+	+	+	+	+	+	+	+
E.13	0.9	22.1	+	+		+	+	+	+	+	+
E.14	4.1	22.0	+	+	+	+	+	+	+	+	+	+	+
E.15	2.1	20.6	+	+		+	+	+	+	+	+
This Study		100	100	92	75	92	92	83	75	92	92	58	50
Natural History		8 by 20 mos[e]	NA	0	0**	0**	0**	0**	0**	NA	NA	NA	8 by 20 mos[e]

*At baseline, none of the patients in the proposed therapeutic dose-cohort had achieved any of the listed motor milestones except for bringing a hand to the mouth. As of August 7, 2017, the majority of these patients had reached at least one major motor milestone. No patients in Cohort 1 are listed, since none attained any motor milestones. NA denotes not available, and NIV noninvasive ventilation. Plus signs indicate achievement of milestone.

a.

Event-free survival (the primary efficacy outcome) was defined as the age at the end of the study at which patients were free of ventilatory support, which was defined as the need for ventilation for at least 16 hours per day for at least 14 consecutive days.

b.	According to item 20 on the Bayley Scales of Infant and Toddler Development, rolling over is defined as movement of at least 180 degrees both left and right from a position of lying on the back.
c.

Sitting unassisted for at least 5 seconds is in accordance with the criteria of item 22 on the Bayley Scales of Infant and Toddler Development gross motor subtest and surpasses the 3-second count that is used as a basis for sitting (test item 1) on the Hammersmith Functional Motor Scale–Expanded for Spinal Muscular Atrophy (SMA). Sitting unassisted for at least 10 seconds is in accordance with the criteria used in the World Health Organization Multicentre Growth Reference Study. Sitting unassisted for at least 30 seconds defines functional independent sitting and is in accordance with the criteria of item 26 on the Bayley Scales of Infant and Toddler Development gross motor subtest.

d.

Nutritional support refers to the placement of either a gastrostomy tube or a nasogastric tube, as determined by the preference of the parents or the primary physician. Once enrolled in the study, all the patients who required nutritional support underwent gastrostomy-tube placement, and none were removed during the study.

e.	Data are from Finkel et al.

** Data are from De Sanctis et al

•	Nutritional and Respiratory Support:
o	According to natural history of the disease, nearly all Type 1 patients require nutritional and respiratory support by 12 months of age, and are not able to swallow or speak effectively.
o	As of August 7, 2017, all patients who were free of respiratory or feeding support on January 20, 2017, continued without the need for supportive care.
▪

As of August 7, 2017, six of seven (86%) patients in the proposed therapeutic dose-cohort  that did not require feeding support before treatment continued without feeding support after treatment; seven of 10 (70%) patients that did not require bi-level positive airway pressure, or BiPAP, support before treatment did not require BiPAP support at last assessment.

▪	As of August 7, 2017, eleven of 12 (92%) patients in the proposed therapeutic dose-cohort were fed orally, and six of 12 (50%) patients were exclusively fed orally.
o	Further, as of August 7, 2017, eleven of 12 (92%) patients were able to speak; three more patients than previously reported on April 25, 2017 at the American Academy of Neurology.

To date, we have funded our research and development and operating activities primarily through public and private equity offerings totaling $597.5 million of net proceeds. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net operating losses were $38.5 million and $83.0 million for the years ended December 31, 2015 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $277.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS-101; develop our planned new programs for Rett syndrome and genetic ALS; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS-101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel.

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

ReGenX Biosciences, LLC

In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX Biosciences, predecessor to REGENXBIO Inc., or REGENX, under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX Biosciences, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9, or the ReGenX SMA License. Under the ReGenX SMA License, we paid ReGenX Biosciences an initial licensing fee of $2.0 million. We are also required to pay ReGenX Biosciences: annual maintenance fees, up to $12.25 million in milestone fees for all products covered by the ReGenX SMA License, or ReGenX SMA licensed products; mid-single to low-double digit royalty percentages on net sales of ReGenX SMA licensed products, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of September 30, 2017, we have paid $2.4 million under the ReGenX SMA License, which includes $0.3 million in aggregate milestone payments.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio’s self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1.0 million, payable across stipulated milestones. We are also required to pay ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9.0 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low-double digit percentage of all consideration we receive from any sublicense of the licensed technology. Through September 30, 2017, we have paid the $1.0 million upfront license fee owed under the AskBio License.

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

Nationwide Children’s Hospital

In September 2016, we entered into exclusive license agreements with NCH, pursuant to which NCH granted us exclusive, worldwide licenses under certain patent rights to make, have made, use, sell, offer for sale and import any products covered by each license, or NCH licensed products, and a non-exclusive, worldwide license under certain technical information to develop and manufacture the NCH licensed products, in the field of therapies and treatments of Rett syndrome and ALS in human use, respectively. We refer to each of the Rett syndrome and ALS in human use licenses individually as an NCH License. The patent rights exclusively in-licensed from NCH and relevant to our contemplated Rett syndrome product are a currently pending patent application being pursued only in the United States. The patent application covers the use of the AAV9 vector delivered intrathecally for the treatment of Rett syndrome. If a patent issues from this patent application, it is expected to expire in 2029. The patent rights exclusively in-licensed from NCH and relevant to our contemplated ALS product are a currently pending patent application being pursued in the United States, Canada and Europe. The patent application claims the use of the AAV9 vector as a composition of matter and its use for the treatment of ALS. If a patent issues from this patent application, it is expected to expire in 2035. We have the right to subcontract the manufacturing of products using the licensed rights under each NCH License. We also have the right to sublicense the licensed technology under each NCH License to third parties through multiple tiers.

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

We paid an initial fee of $0.2 million to NCH in connection with the NCH License for Rett syndrome and $0.1 million in connection with the NCH License for ALS in human use. We also must pay NCH an annual maintenance fee under each NCH License. Following the first commercial sale of an NCH licensed product under an applicable NCH License, we must begin paying NCH an aggregate low-single digit royalty on net sales of NCH licensed products by us, our affiliates and sublicensees during the term of such license. If we unsuccessfully challenge any of the licensed patents, the royalty rate increases from low single digits to high-single digits, in the case of the NCH License for Rett syndrome, and to mid-single digits, in the case of the NCH License for ALS in human use.

With certain exceptions, we are required to make certain development milestone-based payments to NCH under each NCH License. In addition, we must also pay NCH a portion of sublicensing revenue received from our sublicense of the rights to licensed technology at a mid-single digits percentage.

We do not have the right to control prosecution of the in-licensed patent rights under either NCH License, however NCH is required to consult with us on material matters regarding the prosecution of such patent rights, and NCH has the first right to enforce any patents issuing from the in-licensed patent rights and if NCH does not enforce the rights within a certain time frame, then we have the right to enforce. In addition, our rights under each NCH License are not assignable without the prior written consent of NCH, except to our affiliates, subsidiaries or any successor in interest in connection with a merger, acquisition, consolidation or sale, provided that our assignee assumes our obligations under the applicable NCH License in writing.

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

Research and Development Expenses

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop potential gene therapy treatments. This includes conducting preclinical studies and clinical trials, investment in our manufacturing facility, manufacturing equipment and manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Up-front fees incurred in obtaining technology licenses for research and development activities are expensed as incurred if the technology licensed has no alternative future use. Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits and any employee stock-based compensation, for our scientific personnel performing research and development activities;
•	stock-based compensation expense related to restricted common stock grants and stock warrant issuances to consultants assisting us in the research and development of our product candidate;
•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;
•	costs related to developing processes and analytical methods to manufacture and test product from a significant number of small scale and full scale engineering and GMP clinical manufacturing runs;
•	fees paid to consultants and other third parties who support our product candidate development;
•	other costs incurred in seeking regulatory approval of our product candidates; and
•	allocated facility-related costs and overhead.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016, together with the dollar increase or decrease in those items (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Period-to-Period Change	2017	2016	Period-to-Period Change
Net revenue:
Revenue	$—	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	16,095	7,083	9,012	38,898	17,325	21,573
Research and development	33,425	14,098	19,327	98,946	40,542	58,404
Total operating expenses	49,520	21,181	28,339	137,844	57,867	79,977
Interest income	881	99	782	1,458	230	1,228
Net loss	$(48,639)	$(21,082)	$(27,557)	$(136,386)	$(57,637)	$(78,749)

General and Administrative Expense

General and administrative expense increased from $7.1 million for the three months ended September 30, 2016, to $16.1 million for the three months ended September 30, 2017. This $9.0 million increase included increases of $2.7 million in salaries and personnel-related costs, $2.6 million in non-cash stock-based compensation expense, $2.1 million in other administrative costs driven by increased headcount across all general and administrative functions to support our overall growth, and $1.6 million in legal, professional and consulting fees.

General and administrative expense increased from $17.3 million for the nine months ended September 30, 2016, to $38.9 million for the nine months ended September 30, 2017. This $21.6 million increase included increases of $6.9 million in salaries and personnel-related costs, $5.8 million in other administrative costs driven by increased headcount across all general and administrative functions to support our overall growth, $5.3 million in non-cash stock-based compensation expense, and $3.6 million in legal, professional and consulting fees.

Research and Development Expense

Research and development expense increased from $14.1 million for the three months ended September 30, 2016, to $33.4 million for the three months ended September 30, 2017. The $19.3 million increase was primarily attributable to product manufacturing expenses and associated accelerated spending, including increased headcount, in our product manufacturing facility, as well as expenses related to the conclusion of our Phase 1 clinical trial of AVXS-101 in SMA Type 1 and commencement of our pivotal trial of AVXS-101. More specifically, this amount included increases of $5.6 million in research and development supplies and materials, $5.2 million in third-party clinical and manufacturing research and development expense associated with product manufacturing, $3.8 million in salaries and personnel-related expenses, driven by increased headcount across all research and development and manufacturing functions,  $2.6 million in other research and development expenses, $2.3 million in non-cash stock-based compensation expense and, partially offset by decreases of $0.2 million in license fees.

Research and development expense increased from $40.5 million for the nine months ended September 30, 2016, to $99.0 million for the nine months ended September 30, 2017.  This  $58.4 million increase included the benefit of a $4.4 million decrease in non-cash stock-based compensation expense that was primarily attributable to the recognition of $10.4 million of additional stock compensation expense upon the vesting in full of Dr. Kaspar’s restricted stock award during the year ended December 31, 2016. Excluding this non-cash stock-based compensation benefit, research and development expense increased $62.9 million which was primarily attributable to increased product manufacturing expenses and associated accelerated spending, including increased headcount, in our product manufacturing facility as well as expenses related to the conclusion of our Phase 1 clinical trial of AVXS-101 in SMA Type 1 and the commencement of our pivotal trial of AVXS-101. More specifically, this amount included increases of $25.8 million in third-party clinical and manufacturing research and development expense associated with product manufacturing, $16.3 million in research and development supplies and materials, $8.8 million in salaries and personnel-related expenses, driven by increased headcount across all research and development and manufacturing functions, $6.1 million in other research and development expenses, and $5.9 million in license fees.

Interest Income

Interest income for the nine months ended September 30, 2017 consists of interest earned on our cash and cash equivalents and increased from the prior periods due to larger balances of cash and cash equivalents during those periods.

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

As of September 30, 2017, we had cash and cash equivalents of $374.2 million and had no debt outstanding.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(113,565)	$(33,198)
Net cash used in investing activities	(23,364)	(11,702)
Net cash provided by financing activities	270,710	246,290
Net increase in cash and cash equivalents	$133,781	$201,390

Operating Activities

For the nine months ended September 30, 2017, our net cash used in operating activities of $113.6 million primarily consisted of a net loss of $136.4 million, primarily attributable to our spending on research and development, manufacturing and general and administrative expenses and $2.1 million in net cash used in changes in working capital items, which was partially offset by $24.9 million in adjustments for non-cash items, primarily stock-based compensation. The $2.6 million in net cash used in changes in working capital represents primarily a $5.6 million increase in prepaid expenses and other current assets and other long-term assets and a $3.1 million increase in accrued expenses and other current liabilities and the accrued indemnification obligation, partially offset by a $6.6 million decrease in accounts payable.

For the nine months ended September 30, 2016, our net cash used in operating activities of $33.2 million consisted of a net loss of $57.6 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $22.7 million in adjustments for non-cash items and $1.7 million in net cash used in changes in working capital items. Adjustments for non-cash items primarily consisted of $22.7 million of stock-based compensation expense, of which $10.4 million was associated with the vesting in full of the restricted stock grant to Dr. Kaspar. The change in working capital was primarily attributable to a $3.7 million increase in prepaid expenses and other long-term assets, partially offset by a $5.4 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities consisted of $23.4 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.  For the nine months ended September 30, 2016, net cash used in investing activities consisted of $11.7 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.

During the nine months ended September 30, 2017, we transferred a significant amount of our capital assets from Construction in progress to Equipment upon the successful completion of GMP manufacturing runs. We expect to continue to transfer capital assets as we complete the build-out of our scalable GMP manufacturing facility.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities of $270.7 million consisted primarily of funds raised from our June 2017 underwritten public offering. For the nine months ended September 30, 2016, net cash provided by financing activities consisted primarily of $246.3 million from our initial public offering and our September 2016 public offering.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We intend to devote the majority of our capital resources for clinical development, manufacturing and regulatory approval of AVXS-101. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Our future commercial revenue, if any, will be derived from sales of therapy products that we do not expect to be commercially available for at least the next few years, if at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

We lease a 15,668 square foot facility for our corporate headquarters in Bannockburn, Illinois, pursuant to a lease that expires in July 2024. The lease agreement provides for annual escalation in rent payments during the lease term. We also lease a 1,318 square foot facility in Columbus, Ohio for research and development activities, pursuant to a lease that expires in March 2019.  In March 2016, we entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of manufacturing, warehouse and office space in Libertyville, Illinois. The lease agreement provides for annual escalation in rent payments during the lease term. In March 2014, we entered into a lease agreement, which expired in April 2017, for approximately 2,418 square feet of office space in Dallas, Texas. In May 2017, we entered into two month-to-month lease agreements to add an additional 4,582 square feet of office space in Libertyville, Illinois which has subsequently been reduced to one month-to-month lease agreement. In September 2017, the Company entered into a lease agreement that commences in January 2018 and expires in August 2026 for approximately 12,539 square feet of warehouse and office space in Libertyville, Illinois adjacent to our manufacturing facility. In July 2017, we entered into a lease agreement which expires in June 2027, for approximately 16,808 square feet in San Diego, California for research and development activities. The lease agreement provides for annual escalation in rent payments during the lease term.

We may be required to make certain royalty payments under our licensing and supply agreements, as described in “Licensing Agreements;” however, the amount and timing of when these payments will actually be made is uncertain, and the payments are contingent upon the initiation and completion of future activities.

During the three and nine months ended September 30, 2017, there were no other material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of September 30, 2017, we had cash and cash equivalents totaling $374.2 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

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

Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

For this item, please refer to Note 8, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

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

Our ability to successfully develop gene therapy treatments for Rett syndrome and ALS will be subject to many of the same development risks as our AVXS-101 product candidate for SMA, including those discussed under the headings "Risk Factors — Risks related to the development of our current product candidate" and "Risk Factors — Risks related to the commercialization of AVXS-101" in our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference into this Quarterly Report on Form 10-Q. These risks include the risks of:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

See the Exhibit Index for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 17, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2016).

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 9, 2016).

10.1	Employment Agreement dated October 19, 2017 between Registrant and Phillip B. Donenberg.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

AVEXIS, INC.

Date: November 9, 2017	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)