Form 10-K
period 2017-12-31
AveXis, Inc.
filed 2018-02-28
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 001-37693

AVEXIS, INC.

State of Delaware	90-1038273
Incorporated under the Laws of the	I.R.S. Employer Identification No.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant’s common stock for the last business day of the registrant’s most recently completed second fiscal quarter: $2,265,553,538

As of February 26, 2018, 36,725,399 shares of common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Annual Report”) contains forward‑looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. The forward‑looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward‑looking statements include, without limitation, statements about the following:

•

the timing, progress and results of preclinical studies and clinical trials for AVXS‑101 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing of and our ability to obtain and maintain regulatory approval of AVXS‑101;
•

the proposed clinical development pathway for AVXS‑101, including the expected trial design for our current and proposed pivotal clinical trials, and the acceptability of the results of such trials for regulatory approval of AVXS‑101 by the FDA or comparable foreign regulatory authorities;

•

the proposed timing of filing investigational new drug applications with the FDA in connection with gene therapies we are developing for Rett syndrome and a genetic form of amyotrophic lateral sclerosis caused by mutations in the superoxide dismutase 1 gene;

•	our expectations regarding timing for meetings with regulatory agencies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•	our ability to successfully commercialize AVXS‑101;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our ability to identify, license and develop new product candidates;
•	our ability to identify, recruit and retain key personnel;
•	our and our licensors’ ability to protect and enforce our intellectual property protection for AVXS‑101, and the scope of such protection;
•	our financial performance;
•	the development of and projections relating to our competitors or our industry;

•	our expectations about the outcome of litigation and controversies with third parties, including the lawsuit filed by Sophia’s Cure Foundation; and
•	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation.

You should refer to “Item 1A. Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward‑looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward‑looking statements at some point in the future, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward‑looking statements as representing our views as of any date subsequent to the date of this Annual Report.

You should read this Annual Report on Form 10‑K and the documents that we reference in this Annual Report on Form 10‑K and have filed as exhibits to this Annual Report on Form 10‑K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements.

PART I

Item 1.  Business

Overview

We are a clinical‑stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life‑threatening neurological genetic diseases. Our initial product candidate, AVXS‑101, is our proprietary gene therapy product candidate for the treatment of spinal muscular atrophy, or SMA. SMA is a severe neuromuscular disease characterized by the loss of motor neurons, leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births. SMA is generally divided into sub‑categories termed SMA Type 1, 2, 3 and 4. We are conducting a pivotal clinical trial for AVXS‑101 for the treatment of SMA Type 1, the leading genetic cause of infant mortality. SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. In the incident population, approximately 60% of SMA patients have Type 1. In our recently completed Phase 1 clinical trial of AVXS‑101 in patients with SMA Type 1, we observed a favorable safety profile, and that AVXS-101 was generally well-tolerated. As of August 7, 2017, all patients in the trial survived event-free at 20 months of age, in contrast to the 8% event-free rate at 20 months demonstrated in an independent, peer-reviewed natural history study of patients with SMA Type 1. Additionally, we observed improved motor function and the attainment of motor milestones such as the ability to sit unassisted in the majority of patients, and in some patients, the ability to crawl, stand and walk — motor milestone achievements that are essentially never seen among untreated patients suffering from SMA Type 1.

The survival motor neuron protein, or SMN, is a critical protein for normal motor neuron signaling and function.  SMA, and the SMA sub‑types, are diagnosed by identifying the existence of a genetic defect in the SMN1 gene, by determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity and clinical signs and symptoms of the disease. Patients with SMA Type 1 either have experienced a deletion of their SMN1 genes, which prevents them from producing adequate levels of functional SMN protein, or carry a mutation in their SMN1 gene. AVXS‑101 is designed to deliver a fully functional human SMN gene into the nuclei of target cells, including motor neurons that then generates an increase in SMN protein levels, and we believe this will result in improved motor neuron function and patient outcomes. We believe gene therapy is a therapeutic approach that is well‑suited for the treatment of SMA due to the monogenic nature of the disease, meaning it is caused by mutations in or deletions of a single gene. AVXS‑101 is designed to possess the key elements of an optimal gene therapy approach to SMA, potentially enabling a one‑time dose regimen: delivery of a fully functional human SMN gene into target motor neuron cells; production of sufficient levels of SMN protein required to improve motor neuron function; and rapid onset of effect in addition to sustained SMN gene expression. AVXS‑101 utilizes a non‑integrating adeno‑associated virus, or AAV, capsid to deliver a functional copy of a human SMN gene to the patient’s own cells without modifying the existing DNA of the patient. Unlike many other capsids, the AAV9 capsid utilized in AVXS‑101 crosses the blood‑brain barrier, a tight protective barrier which regulates the passage of substances between the bloodstream and the brain, thus allowing for intravenous administration. In addition, AAV9 has been observed in preclinical studies to efficiently target motor neuron cells when delivered via either intrathecal or intravenous administration. AVXS‑101 has a self‑complementary DNA sequence that enables rapid onset of effect and a continuous promoter that is intended to allow for continuous and sustained SMN gene expression. Although the U.S. Food and Drug Administration, or FDA, approved an alternative-splicing drug for the treatment of SMA in December 2016, we believe that there remains significant unmet medical need and interest in a gene replacement therapy for SMA that can act on the underlying defect in the SMN1 gene and that can provide enhanced survival and motor function benefit via a one‑time dose.

The FDA and the European Medicines Agency, or EMA, have each granted AVXS-101 orphan drug designation for the treatment of SMA, and the FDA has granted AVXS-101 fast track designation for the treatment of SMA Type 1. The FDA granted breakthrough therapy designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients. The FDA established breakthrough therapy designation to facilitate dialogue between the FDA and the sponsor to provide advice on generating evidence needed to support approval of the therapy in an efficient manner with more intensive and interactive guidance on an efficient drug development program, an organizational commitment involving the FDA’s senior managers, and eligibility for rolling review and priority review. We intend to request a pre-

Biologics License Application, or BLA, meeting for AVXS-101 in SMA with the FDA in the second quarter of 2018. The EMA granted access into its PRIority MEdicines, or PRIME, program for AVXS-101 for the treatment of SMA Type 1. PRIME is intended to enhance support for the development of medicines—specifically those that may offer a major therapeutic advantage over existing treatments or benefit patients without treatment options—through early and proactive support by EMA to optimize the generation of robust data and development plans, and potentially expedite the assessment of the marketing authorization application so these medicines may reach patients sooner. In addition, we intend to seek EMA Pre-Submission Scientific Advice in the first half of 2018 to determine if the data from our Phase 1 study of AVXS‑101 may meet the evidentiary requirements for the conditional approval pathway in the European Union.

We are also currently conducting a Phase 1 clinical trial of AVXS-101 for the treatment of SMA Type 2. SMA Type 2 typically presents between six and 18 months of age, and those affected will never walk without support and most will never stand without support. SMA Type 2 results in mortality in more than 30% of patients by the age of 25. In addition to our ongoing clinical trials, we intend to expand our clinical development program of AVXS-101 for the treatment of SMA by initiating three additional clinical trials to further evaluate AVXS-101, including in new patient populations.  First, we intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in Europe during the first half of 2018.  Second, we intend to initiate a trial for pre-symptomatic SMA patients with two, three and four copies of the SMN2 backup gene, who are less than six weeks of age at the time of gene therapy, to evaluate appropriate clinical endpoints of a one-time intravenous, or IV, dose of AVXS-101 in the first half of 2018. Finally, we intend to initiate a pediatric "all comers" trial for approximately 50 patients between approximately six months and 18 years of age who do not qualify for other AVXS-101 trials at the time of gene therapy, to evaluate a one-time intrathecal, or IT, dose of AVXS-101 in the late fourth quarter of 2018 or early 2019.

We have an exclusive, worldwide license with Nationwide Children’s Hospital, or NCH, under certain patent applications related to both the intravenous and intrathecal delivery of AVXS‑101 for the treatment of all types of SMA, and an exclusive, worldwide license, with rights to sublicense, from REGENXBIO Inc., or REGENXBIO, to any recombinant AAV vector in REGENXBIO’s intellectual property portfolio for the in vivo gene therapy treatment of SMA in humans. In addition, we have a non‑exclusive, worldwide license agreement with Asklepios BioPharmaceutical Inc., or AskBio, under certain patents and patent applications owned by the University of North Carolina and licensed to AskBio for the use of its self‑complementary DNA technology for the treatment of SMA.

In 2013, in connection with the exclusive license agreement with NCH, we formed a collaboration with NCH to explore the use of gene therapy for the treatment of SMA and secured our first institutional investors and expanded our leadership team. Our current operations are a result of this collaboration with NCH and research conducted by our Chief Scientific Officer, Brian Kaspar, Ph.D. Dr. Kaspar has over 20 years of gene therapy experience, and until September 2016 served as a principal investigator in the Center for Gene Therapy at The Research Institute at NCH. NCH is a leading pediatric gene therapy research institute.

In addition to developing AVXS-101 to treat SMA, we plan to develop other novel treatments for two additional rare neurological monogenetic diseases, Rett syndrome and a genetic form of amyotrophic lateral sclerosis caused by mutations in the superoxide dismutase 1 gene, or genetic ALS.

To execute on our mission, we have assembled a management team that includes individuals with expertise in gene therapy, regulatory development, product and clinical development, manufacturing, medical affairs and commercialization, with a history of success in building and operating innovative biotechnology and healthcare companies focused on rare and life‑threatening diseases. This team is led by our President and Chief Executive Officer, Sean P. Nolan, who brings over 26 years of broad leadership and management experience in the biopharmaceutical industry to AveXis. Prior to AveXis, Mr. Nolan was the chief business officer of InterMune, Inc. where he led multiple functions across the organization, including North American commercial operations, global marketing, corporate and business development, and global manufacturing and supply chain. Our other management team members also have successful track records developing and commercializing drugs through previous experiences at companies such as Abbott Laboratories, Amgen, Centocor, InterMune, Hospira, MedImmune, Novartis, Pfizer, Daiichi Sankyo and Quest Diagnostics.

Our Strategy

We are building a patient‑centric business with the goal of developing innovative gene therapy treatments that transform the lives of patients and their families suffering from rare and life‑threatening neurological genetic diseases. In order to accomplish this goal, we plan to execute on the following key strategies:

•

Rapidly advance our SMA Type 1 program through clinical trials in the United States.  We are conducting a pivotal trial of AVXS-101 in SMA Type 1 using the IV formulation produced by our good manufacturing practice, or GMP, commercial manufacturing process. Five patients have been dosed in this clinical trial to date. In January 2017, we announced the completion of our Phase 1 clinical trial of AVXS‑101 in patients with SMA Type 1, in which we observed a favorable safety profile and that AVXS-101 was generally well-tolerated. As of August 7, 2017, all patients in the trial survived event-free at 20 months of age, in contrast to the 8% event-free rate at 20 months demonstrated in an independent, peer-reviewed natural history study of patients with SMA Type 1. The FDA has granted AVXS‑101 orphan drug designation for the treatment of all types of SMA, fast track designation for the treatment of SMA Type 1 and breakthrough therapy designation for the treatment of SMA Type 1 in pediatric patients. We intend to request a pre-BLA meeting for AVXS-101 for SMA Type 1 with the FDA in the second quarter of 2018.

•

Further expand the development of AVXS‑101 for the treatment of SMA.  Based on preclinical data and our preliminary clinical observations to date, we believe AVXS‑101 may also have the ability to treat patients with SMA Types 2, 3 and 4, which result from the same genetic defect as SMA Type 1. We are conducting a Phase 1 safety and dosing escalation study of AVXS‑101 via IT delivery in patients with SMA Type 2. Two patients have been dosed in this clinical trial to date. Furthermore, we intend to initiate a trial for patients with two, three and four copies of the SMN2 backup gene, who are less than six weeks of age and pre-symptomatic at the time of gene therapy, to evaluate appropriate clinical endpoints of a one-time IV dose of AVXS-101 in the first half of 2018. We also intend to initiate a pediatric "all comers" trial for approximately 50 patients between approximately six months and 18 years of age who do not qualify for other AVXS-101 trials at the time of gene therapy, to evaluate a one-time IT dose of AVXS-101 in the late fourth quarter of 2018 or early 2019.

•

Advance the development of AVXS‑101 outside of the United States.  The incidence, standard of care and prognosis of SMA globally are generally consistent. Despite a treatment being approved in Europe during 2017, we believe there is significant unmet need for patients suffering from SMA outside the United States. In January 2017, we announced that the EMA granted AVXS‑101 access into its PRIME program for the treatment of SMA Type 1. We intend to initiate our European pivotal trial of AVXS‑101 for SMA Type 1 during the first half of 2018. In February 2017, we announced that this pivotal trial will reflect a single‑arm design, using natural history of the disease as a comparator, and will enroll approximately 30 patients with SMA Type 1 who are less than six months of age at the time of gene therapy.

•

Build a pipeline of gene therapy treatments for other rare and life‑threatening neurological genetic diseases, including Rett syndrome and genetic ALS.  In addition to our programs in SMA, we also intend to identify, acquire, develop and commercialize novel product candidates for the treatment of other rare and life‑threatening neurological genetic diseases that we believe can be treated with gene therapy. We intend to employ a targeted approach to acquisition and licensing transactions reflecting our goal to be a leading gene therapy company focused on the treatment of rare and life‑threatening neurological diseases. In June 2017, we announced that we had entered into an exclusive, worldwide license agreement with REGENXBIO for the development and commercialization of gene therapy using the recombinant AAV9 vector to treat Rett syndrome and genetic ALS.  We expect to move forward with initiating investigational new drug application, or IND, enabling studies in both Rett syndrome and genetic ALS and submit IND applications for both indications in late 2018 or early 2019.

•

Continue to invest in and develop robust and sustainable manufacturing processes, as well as multiple supply sources, to ensure the supply of high‑quality products.  We have built our own commercial scale

cGMP‑compliant manufacturing facility. Based on data from our intended current cGMP development work and feedback from ongoing discussions with the FDA, including our chemistry, manufacturing and controls, or CMC, meeting with the FDA in May 2017, we made the strategic decision to use our intended cGMP derived product in all current and future studies of AVXS‑101 and for all commercial needs if AVXS-101 receives marketing approval. We are executing on our manufacturing plan to ensure there is sufficient supply to meet our needs for both clinical material and for commercial demand, if AVXS-101 is approved by the FDA. We will continue to evaluate our internal manufacturing capabilities and engage third-party manufacturers, if needed, to support production and provide alternate supply for both AVXS-101 and for our other programs.

•

Invest in developing and accessing intellectual property to further expand our product portfolio.  To date, we have secured our intellectual property position through our agreements with our key collaborators and other third parties. We plan to build upon this intellectual property position through additional patent applications related to AVXS‑101. With respect to future product candidates, we expect to continue to work with REGENXBIO and other creators of next generation vectors to ensure appropriate access to additional therapeutic candidates.

•

Continue to develop a strong, collaborative network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders and research institutions, to inform our clinical development and commercialization strategies.  We believe that it is imperative to put the patient at the center of our focus, and we intend to continue to work and listen closely to key stakeholders to ensure that we clearly understand their issues, insights and recommendations. The feedback from and collaboration with these groups have and will continue to inform our key strategies to transform the lives of patients and their families suffering from rare and life‑threatening neurological genetic diseases with safe and effective therapies.

•

Build organizational capabilities to establish commercial readiness to market AVXS-101 once regulatory approval is received. We are in the process of building a commercial infrastructure capable of launching AVXS-101 in the United States. This involves understanding the market, determining strategies to make the therapy accessible to physicians and patients once approved, and hiring the necessary personnel.

Background on Gene Therapy

Many diseases are driven by genetic mutations in which the mutated genes can affect the production of proteins. Gene therapy attempts to address disease biology by introducing recombinant DNA into a patient’s own cells, commonly in the form of a functional copy of the patient’s defective gene, to address the genetic defect and modulate protein production and cellular function, which provides therapeutic benefit.

Using gene therapy, physicians can introduce or re‑introduce genes that encode for a therapeutic protein. Instead of providing proteins or other therapies externally and dosing them over a long period, we believe gene therapy offers the possibility of dosing a patient once to achieve a long‑term, durable benefit. Gene therapies are typically comprised of three elements: a transgene, a promoter and a delivery mechanism such as our AAV9 capsid. Once the therapeutic gene is transferred to a patient’s cells, we believe the cells may be able to continue to produce the therapeutic protein for years or, potentially, the rest of the patient’s life. As a result, gene therapy has the potential to transform the way these patients are treated by addressing the underlying genetic defect.

Background on Spinal Muscular Atrophy

SMA is a severe neuromuscular disease characterized by the loss of motor neurons leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births, and one in 50 people are carriers of the SMA gene (approximately six million Americans). SMA is generally divided into sub‑categories termed SMA Type 1, 2, 3 and 4. SMA, and the SMA sub‑types, the genetic diagnosis is made by first identifying the existence of a genetic defect in the SMN1 gene and then determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity. If insufficient protein is expressed, muscles do not develop properly.

Patients that have SMA Type 1, the most severe type of SMA, have an onset of symptoms within six months of birth, have difficulty breathing and swallowing and will never develop the strength or muscle control to sit up independently or the ability to crawl or walk. SMA Type 1 patients frequently die in early childhood due to complications related to respiratory failure resulting from motor neuron degeneration. Although SMA Types 2, 3 and 4 are generally less severe than SMA Type 1, they still present patients with significant medical challenges. The standard of care for patients with SMA Type 1 has traditionally been limited to palliative therapies, including life‑long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy. In December 2016, the FDA approved SPINRAZATM (nusinersen), developed by Biogen and Ionis Pharmaceuticals, Inc., for the treatment of SMA. Nusinersen employs an approach for the treatment of SMA called alternative splicing, which seeks to achieve more efficient production of full‑length SMN protein from the SMN2 gene. However, we believe that there is significant interest in a gene replacement therapy for SMA that can act on the underlying defect in the primary gene (SMN1) and can provide enhanced survival and motor function benefit via a one‑time dose.

SMA is caused by a genetic defect in the SMN1 gene that codes SMN, a protein necessary for survival of motor neurons. Although individuals typically receive one copy of the SMN1 gene from each parent, only one properly functioning SMN1 gene is required to generate adequate levels of full‑length SMN protein. SMA results from the patient’s lack of a properly functioning SMN1 gene, either due to mutation or loss of the gene. SMA is a recessive trait, meaning that while both parents of an SMA patient may be healthy, they each carry and pass along to their child DNA that contains either a mutated or missing SMN1 gene which results in the disease manifesting itself in the child.

Human DNA contains a backup to the SMN1 gene, the SMN2 gene. Individuals may carry multiple copies of the SMN2 backup gene within their DNA. However, approximately 90% of SMN protein produced by the SMN2 backup gene is non‑functional, truncated SMN protein missing a polypeptide segment (coded for by exon 7) that is essential to form a functional SMN molecule. The level of functional full‑length SMN protein produced by an SMA patient’s SMN2 genes is generally insufficient to prevent loss of proper motor neuron function. As the SMN2 genes are capable of producing minimal levels of full‑length SMN protein, the number of copies of the SMN2 backup gene serves as a disease modifier, such that the more copies of the SMN2 backup gene there are, the less severe the disease. The following diagram presents the difference between a healthy person and someone afflicted by SMA.

SMA is typically diagnosed based on the onset of clinical symptoms along with a genetic assessment of the absence of SMN1 and the number of copies of SMN2. However, a genetic diagnosis can also be made prenatally either through amniocentesis or chorionic villus sampling.

The following table describes the general disease onset, incidence rates, survival and general characteristics for each of the different types of SMA.

Incidence per
	Number of		Live Birth
	Copies		among SMA
SMA Type	of SMN2	Onset	Types	Survival	Characteristics
Type 1 (Werdnig-Hoffman Disease)	Two	Before six months	Approximately 60%	Less than 10% event free* by two years of age	Will never be able to sit without support
Type 2 (Dubowitz Syndrome)	Three or Four	6 - 18 months	Approximately 27%	68% alive at age 25	Will never be able to walk or stand without support
Type 3 (Lugelberg-Welander Disease)	Three or Four	Early childhood to early adulthood (juvenile)	Approximately 13%	Normal	Stand alone and walk but may lose ability to walk in 30s - 40s
Type 4	Four to Eight	Adulthood (20s - 30s) usually after 30	Uncommon: limited incidence information available	Normal	Same as Type 3

*	An event is defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively.

SMA Type 1

SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. SMA Type 1 is the leading genetic cause of infant mortality. SMA Type 1 accounts for approximately 60% of all new SMA cases. Symptoms of SMA Type 1 include:

•	hypotonia, which is also known as “floppy baby syndrome” and is characterized by abnormal limpness in the neck and limbs;
•	muscle weakness, particularly in the legs;
•	poor head control;
•	abdominal breathing, also known as diaphragmatic or belly breathing, which is characterized by breathing through the contracting of the diaphragm rather than the chest;
•	bulbar muscle weakness, which is exhibited by a weak cry, difficulty swallowing and aspiration; and
•	the inability to sit unsupported.

In an independent, peer‑reviewed natural history study published by the American Academy of Neurology on SMA Type 1 in 2014, or the Finkel 2014 Study, the authors observed that the life expectancy of a child with SMA Type 1 is, for a majority of patients, less than two years. The following chart presents the percentage of children with SMA Type 1 that die or require at least 16 hours per day of ventilation support for breathing at varying ages for 14 consecutive days in the absence of acute reversible illness or perioperatively, as observed in the Finkel 2014 Study, along with major developmental milestones for a healthy baby. Another published multi‑center government funded study, or the NeuroNEXT Study, which examined the longitudinal, natural history of SMA Type 1, reconfirmed the findings from the Finkel 2014 Study on the life expectancy and developmental milestones for a child with SMA Type 1.

Existing Treatments for SMA

The standard of care for patients with SMA Type 1 has traditionally been limited to palliative therapies, including life‑long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy. In December 2016, the FDA approved SPINRAZATM (nusinersen), developed by Biogen and Ionis Pharmaceuticals, Inc., for the treatment of SMA. Nusinersen employs an approach for the treatment of SMA called alternative splicing, which seeks to achieve more efficient production of full‑length SMN protein from the SMN2 gene. However, we believe that there is significant interest in a gene replacement therapy that can act on the underlying defect in the primary gene (SMN1) and can provide enhanced survival and motor function benefit via a one‑time dose.

Our Product Candidate: AVXS‑101 for the Treatment of SMA

AVXS‑101 is our proprietary gene therapy product candidate for the treatment of SMA. Because SMA is a neurodegenerative disease, reduced levels of SMN protein lead to continued degeneration. The goal of AVXS‑101 is to give patients a one‑time treatment to restore the body’s production of SMN protein to prevent further degeneration. Based on observations of our Phase 1 clinical trial, we believe that AVXS‑101 also enables increased motor function and enhances survival. AVXS‑101 contains the four elements that we believe are necessary for optimal delivery and function.

Components of AVXS‑101

•

A recombinant AAV9 capsid shell:  a non‑integrating adeno‑associated virus capsid to deliver a functional copy of a human SMN gene to the patient’s own cells without modifying the existing DNA of the patient. Unlike many other capsids, the AAV9 capsid utilized in AVXS‑101 crosses the blood‑brain barrier, a tight protective barrier which regulates the passage of substances between the bloodstream and the brain, and into the spinal cord, thus allowing the option for intravenous administration. In addition, AAV9 has been observed in preclinical studies to efficiently target motor neuron cells when delivered via either intrathecal or intravenous administration. In AVXS‑101, the DNA contained within the capsid shell is engineered to contain the other three critical elements of AVXS‑101, with the removal of the viral DNA, which leads to a significant reduction in pathogenicity and ability to replicate.

•	A human SMN transgene: a stable, functioning SMN gene that is introduced into the cell’s nucleus.
•

Self‑complementary DNA technology:  the human SMN transgene is introduced as a self‑complementary double‑stranded molecule. The inclusion of this technology enables rapid onset of effect. Typically, a single‑stranded AAV vector must wait for cell‑mediated synthesis of its complementary DNA strand to form the double‑stranded DNA unit that is required for DNA replication and subsequent protein synthesis.

The self‑complementary modification overcomes this rate‑limiting step of cell‑mediated second‑strand synthesis, as the two complementary halves of the scAAV genomes will associate with each other to form the required double‑stranded DNA unit.

•

A continuous promoter:  this agent activates the transgene and is designed to allow for continuous and sustained SMN gene expression. The cytomegalovirus enhanced chicken beta‑actin hybrid promoter that we utilize is a constitutive, or “always on” promoter that has been observed to increase transgene expression from AAV vectors compared to other promoters.

Clinical Development of AVXS‑101

We are currently developing AVXS‑101 for the treatment of SMA Type 1 through intravenous administration and SMA Type 2 for intrathecal administration. We intend to initiate three additional studies to further evaluate AVXS-101, including in new SMA patient populations.

Pivotal Clinical Trial for SMA Type 1

In September 2017, based on the FDA's review of our clinical, non-clinical and chemistry, manufacturing and controls, or CMC, data, including a potency assay of AVXS-101, we initiated our pivotal trial of AVXS-101 for patients with SMA Type 1 using the IV formulation produced using our current good manufacturing practice, or cGMP, commercial manufacturing process. Five patients have been dosed in this clinical trial to date.

          The open-label, single-arm, single-dose, multi-center trial, which we call STR1VE, is designed to evaluate the efficacy and safety of a one-time IV infusion of AVXS-101 of 1.1 × 1014 vg/kg, which is intended to be equivalent to the proposed therapeutic dose received by the second dosing cohort in our Phase 1 clinical trial of AVXS-101 in patients with SMA Type 1.

          The trial will enroll a minimum of 15 patients with SMA Type 1 who are less than six months of age at the time of gene therapy, and who have one or two copies of the SMN2 backup gene as determined by genetic testing and bi-allelic SMN1 gene deletion or point mutations. Following dosing of the first three patients in the trial, we conducted a review of the safety data of AVXS-101 from six time points (days one, two, seven, 14, 21 and 30), as well as early signals of efficacy.  Based on our review and discussion with the FDA, we have initiated screening for, and begun enrolling, the remaining patients in the trial in accordance with the trial protocol.

          The intent-to-treat, or ITT, population is defined as patients who are less than six months of age and symptomatic at the time of gene therapy, with two copies of the SMN2 gene as determined by genetic testing, bi-allelic SMN1 gene deletion and no c.859G>C mutation in SMN2. The intended enrollment will include at least 15 patients that meet the ITT criteria. The first three patients will be ITT patients per the trial protocol definition and will be dosed four weeks apart to assess safety and efficacy using the Children's Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP INTEND.

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

The trial is projected to be conducted at 16 sites in the United States, including: Ann and Robert H. Lurie Children's Hospital of Chicago, Boston Children's Hospital, Children's Hospital Colorado, Children's Hospital of Philadelphia, Columbia University, David Geffen School of Medicine at UCLA, Duke University, Johns Hopkins Pediatric Neurology, Nationwide Children's Hospital, Oregon Health and Science University, Stanford University Medical Center, University of Central Florida College of Medicine, University of Texas Southwestern Medical Center, University of Utah, University of Wisconsin, and Washington University School of Medicine.

Phase 1 Clinical Trial for SMA Type 2

The open-label, dose-comparison, multi-center Phase 1 trial, which we call STRONG, is designed to evaluate the safety, optimal dosing and proof of concept for efficacy of AVXS-101 in two distinct age groups of patients with SMA Type 2, utilizing a one-time IT route of administration. The trial will enroll 27 infants and children who are symptomatic with a genetic diagnosis consistent with SMA, including the bi-allelic deletion of SMN1 and three copies of SMN2 without the SMN2 genetic modifier, who are able to sit but have no historical or current ability to stand or walk. Two patients in this clinical trial have been dosed to date.

          Two dosage strengths will be evaluated and patients will be stratified into two age groups: patients less than 24 months and patients at least 24 months but less than 60 months. There will be at least a four-week interval between the dosing of the first three patients for each dose being studied and, based on the available safety data, a decision will be made whether to proceed.

• Patients in Cohort 1 will receive a dose of 6.0 × 1013 vg of AVXS-101, or Dose A. Cohort 1 will consist of three patients who are less than 24 months of age.
• If safety is established according to the Data Safety Monitoring Board, or the DSMB, the trial will proceed to Cohort 2.

• Patients in Cohort 2 will receive a dose of 1.2 X 1014 vg of AVXS-101, or Dose B. Cohort 2 will consist of three patients who are less than 60 months of age.
• If safety is established according to the DSMB, an additional 21 patients will be enrolled until the trial includes a total of (i) 12 patients less than 24 months of age and (ii) 12 patients at least 24 months, but less than 60 months, of age who have received Dose B.

          According to the well-characterized natural history of the disease by the Pediatric Neuromuscular Clinical Research Network, 100 percent of children with SMA Type 2 will never walk without support, 95 percent of children will never stand without assistance and more than 30 percent will die by 25 years of age. Additionally, children with SMA Type 2, who are between 24 and 60 months of age with 3 copies of the SMN2 gene, experienced a mean decrease of 0.33 points on the Hammersmith Function Motor Scale Expanded over a 12-month period at first evaluation.

Outcome Measures for Patients Less than 24 Months of Age

• The primary outcome measure for patients less than 24 months of age at the time of dosing is the achievement of the ability to stand without support for at least three seconds.

• The secondary outcome measure is the proportion of patients who achieve the ability to walk without assistance, defined as taking at least five steps independently while displaying coordination and balance.

• Developmental abilities, including motor function, will be evaluated as exploratory objectives.

Outcome Measures for Patients Between 24 and 60 Months of Age

• The primary outcome measure for patients between 24 months and 60 months of age at the time of dosing is the achievement of change in Hammersmith Functional Motor Scale Expanded from baseline.

• The secondary outcome measure is the proportion of patients who achieve the ability to walk without assistance, defined as taking at least five steps independently displaying coordination and balance.

• Developmental abilities, including motor function, will be evaluated as exploratory objectives.

          The trial is projected to be conducted at 11 sites in the United States, including Ann and Robert H. Lurie Children's Hospital of Chicago, Boston Children's Hospital, Children's Hospital of Philadelphia, David Geffen School of Medicine at UCLA, Johns Hopkins Pediatric Neurology, Nationwide Children's Hospital, Stanford University Medical Center, University of Central Florida College of Medicine, University of Texas Southwestern Medical Center, University of Utah and Washington University School of Medicine.

Planned Pivotal Trial of AVXS-101 in SMA Type 1 in Europe

We intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in Europe in the first half of 2018.  The planned trial design, which incorporates scientific advice from the EMA, is expected to reflect a single-arm design, using natural history of the disease as a comparator, and is expected to enroll approximately 30 patients with SMA Type 1 who are less than six months of age at the time of gene therapy. The trial is designed to evaluate safety and efficacy of a one-time IV dose of AVXS-101, including achievement of motor milestones, specifically patients’ ability to sit unassisted, as well as an efficacy measure defined by the time from birth to an “event,” defined as death or requiring at least 16 hours per day of ventilation support for breathing for greater than two weeks in the absence of an acute reversible illness, or perioperatively.

Completed Phase 1 Clinical Trial for SMA Type 1

In April 2014, an open‑label, dose‑escalation Phase 1 clinical trial of AVXS‑101 in patients with SMA Type 1 was initiated as an investigator‑sponsored trial at NCH under an IND, held by Dr. Jerry Mendell, the principal investigator at NCH. We completed the transfer of the IND to AveXis in November 2015. The trial design allowed for the enrollment of up to 15 patients across a maximum of three dosing cohorts. Key inclusion criteria included the presence of typical clinical symptoms before 6 months of age, SMA Type 1 patients with bi‑allelic SMN1 gene deletions or mutations (all patients in the trial had bi‑allelic deletions) and with two copies of the SMN2 backup gene as confirmed by genetic testing in an independent laboratory. Confirmed absence of the Exon 7 genetic modifier (c.859G>C) was made through the laboratory of Dr. Tom Prior, the scientist who described the impact of this mutation on clinical phenotype. Furthermore, all patients were re‑tested at an independent laboratory to re‑confirm all genetic results. Additionally, patients must have been no older than nine months of age (for the first nine patients) and six months of age (for the last six patients) at the time of vector infusion.

The primary outcome measure of our Phase 1 clinical trial was safety and tolerability. The key efficacy measures were defined as the time from birth to an “event,” which was defined as either death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively, and video confirmed achievement of ability to sit unassisted. We also assessed several exploratory objective measures in the clinical trial. These exploratory measures were included to assess additional testing protocols on patients in an effort to identify objective testing criteria for measuring the results of the therapy. These exploratory tests included administering a standard motor milestone development survey and CHOP INTEND, the need for pulmonary and feeding support, evaluation of swallowing function, compound motor action potentials testing (CMAP), motor unit number estimation testing (MUNE), non‑invasive electrical impedance myography testing (EIM) and “ability captured through interactive video evaluation‑mini” testing (ACTIVE‑mini).

Once a patient met the screening criteria for the clinical trial, the patient received a one‑time dose of AVXS‑101, by intravenous injection over a one‑hour period. The patient remained at NCH for 48 hours after dosing for monitoring, and then was discharged. For one month after dosing, weekly follow‑up evaluations were conducted. After the first month, additional monthly evaluations were conducted for the first 12 months followed by quarterly evaluations for the remaining 12 months.

Clinical Results

We fully enrolled our Phase 1 trial, having dosed a total of 15 patients in the trial. The first cohort, which completed dosing in September 2014, consisted of three infants who received a dose of AVXS‑101 administered at the low dose, based on the patient’s weight, or the low-dose cohort. The second cohort, which completed dosing in December 2015, consisted of 12 infants who received the proposed therapeutic dose of AVXS‑101, or the proposed therapeutic dose-cohort.

As of August 7, 2017, all 15 patients (100%) in the trial reached 20 months of age without experiencing an “event,” described as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively, in contrast to the 8% event free rate at this time point demonstrated in an independent, peer-reviewed natural history study for patients with SMA Type 1. All 15 patients experienced improvement from baseline in motor skills measured by their CHOP INTEND scores and such improvement appeared to be dose‑dependent. As of August 7, 2017, we have observed AVXS‑101 to be generally well‑tolerated.

As of August 7, 2017, all patients in the proposed therapeutic dose‑cohort were event‑free. The median age at last follow-up was 25.7 months and 30.7 months for patients in the proposed therapeutic-dose cohort and low-dose cohort, respectively.  As previously reported, one patient in the low‑dose cohort, had a pulmonary event in the third quarter of 2016 at the age of 28.8 months. The patient had increased use of bi‑level positive airway pressure, or BiPAP, in advance of surgery related to hypersalivation, a condition experienced by some SMA patients; the event was determined upon independent review to represent progression of disease and not to be related to the use of AVXS‑101. This patient completed the final trial visit in September 2016 and as of that time point, BiPAP use was below the 16 hours per day usage that defines the threshold for the survival endpoint. Although the results of the Finkel 2014 Study were not pre‑specified as a comparator for our trial, we believe that this compilation of data from patients with SMA Type 1 provides a useful context to consider the results of our trial to date. This peer‑reviewed publication reported that 8% of patients with SMA Type 1 were event‑free at 20.0 months of age. The lethality of the disease is further supported by the recent NeuroNEXT Study, which indicated a median time to death or tracheostomy for ventilation support for breathing SMA Type 1 patients from birth of eight months. The following figure shows survival data of all 15 patients enrolled in the clinical trial through August 7, 2017.

The CHOP INTEND test is designed to evaluate the motor skills of patients with SMA Type 1 by testing 16 items, which measure the movement of various body segments. As of August 7, 2017, 11 of 12 patients (92%) in the proposed therapeutic dose-cohort have achieved and maintained CHOP INTEND scores of ≥40 points. Two patients who have achieved CHOP INTEND scores of at least 60 points, which is considered to be normal, achieved the maximum CHOP INTEND score of 64. The Finkel 2014 Study reported that patients with SMA Type 1 have an average annual decrease of 1.27 points in their CHOP INTEND score. The NeuroNEXT Study indicated a mean decline of 10.5 points in CHOP INTEND scores over a one-year period in untreated SMA Type 1 patients, highlighting the rapid loss of motor function occurring early in the disease course. All 15 patients enrolled in our Phase 1 trial experienced improvement from baseline in motor skills measured by their CHOP INTEND scores and such improvement appeared to be dose‑dependent. As of August 7, 2017, the patients in cohorts 1 and 2 had increased scores from baseline on the CHOP INTEND scale and maintained these changes during the study. Patients in cohort 2 had mean increases of 9.8 points at 1 month and 15.4 points at 3 months. At the study cutoff on August 7, 2017, patients in cohort 1 had a mean increase of 7.7 points from a mean baseline of 16.3 points, and those in cohort 2 had a mean increase of 24.6 points from a mean baseline of 28.2 points. As of August 7, 2017, 10 out of 15 patients treated had completed their 2-year follow-up after receipt of their AVXS-101 gene therapy. Based on our observations to date, we believe that increases in CHOP INTEND motor assessments appear to be age, baseline CHOP INTEND score and dose‑dependent. We believe that there may be a dose response, based on our observation of CHOP INTEND scores of patients receiving the proposed therapeutic dose as compared to patients receiving the low dose because, as a group, the patients receiving the proposed therapeutic dose appear to be demonstrating a larger average CHOP INTEND score increase.

Patients with SMA Type 1 entered the trial at different ages, stages of disease progression and levels of motor function that can result in significant variability in baseline CHOP INTEND scores from patient to patient. Additionally, month‑to‑month variability in CHOP INTEND scores can be influenced by factors that are not related to study treatment. Examples of these factors include upper respiratory tract infections and fractured limbs, which may preclude the testing of some elements of the CHOP INTEND assessment. Our observations are consistent with the Finkel 2014 Study in which baseline CHOP INTEND scores also demonstrated significant variability. While the improvements seen with AVXS‑101 in the proposed therapeutic dose cohort have never been observed in the natural history population, we believe observing change in CHOP INTEND scores over time is beneficial.

The natural history of SMA Type 1 is marked by the inability to achieve or maintain developmental motor milestones. An independent, peer‑reviewed natural history study of developmental milestones in SMA Type 1 published in Neuromuscular Disorders in 2016, or the De Sanctis 2016 Study, reported that prolongation of survival with supportive care does not impact achievement of motor milestones. As observed in the De Sanctis 2016 Study, a child with SMA Type 1 with symptom onset prior to six months of age will not reach any major milestones such as sitting, crawling, standing and walking, and the highest milestone achieved is seen in the infant’s first visit followed by a rapid decline. In contrast, patients in the proposed therapeutic‑dose cohort consistently achieved and maintained key developmental motor milestones. As of August 7, 2017, 11 of 12 patients (92%) in the proposed therapeutic‑dose cohort achieved head control, nine of 12 patients (75%) could rollover and 11 of 12 patients (92%) could sit with assistance. For the end‑of‑study assessment at January 20, 2017 and subsequent assessments, including the August 7, 2017 assessment, we evaluated three validated and well‑established measures of sitting unassisted for periods of increasing duration. At August 7, 2017, 11 of 12 patients (92%) could sit unassisted for at least five seconds, 10 of 12 patients (83%) could sit unassisted for at least 10 seconds and nine of 12 patients (75%) could sit unassisted for 30 seconds or more. Two patients could walk independently and each had achieved earlier and important developmental milestones such as standing with support, standing alone and walking with support. These milestone achievements were assessed and adjudicated by an independent, third‑party reviewer using video evidence. The results of this process are included in the chart below.

* At baseline, none of the patients in cohort 2 had achieved any of the listed motor milestones except for bringing a hand to the mouth. As of August 7, 2017, the majority of these patients had reached at least one major motor milestone. No patients in cohort 1 are listed, since none attained any motor milestones. NA denotes not available, and NIV noninvasive ventilation. Plus signs indicate achievement of milestone.
† Event‑free survival (the primary efficacy outcome) was defined as the age at the last follow‑up at which patients were free of ventilatory support, which was defined as the need for ventilation for at least 16 hours per day for at least 14 consecutive days.
‡ According to item 20 on the Bayley Scales of Infant and Toddler Development, rolling over is defined as movement of at least 180 degrees both left and right from a position of lying on the back.
§ Sitting unassisted for at least 5 seconds is in accordance with the criteria of item 22 on the Bayley Scales of Infant and Toddler Development gross motor subtest and surpasses the 3‑second count that is used as a basis for sitting (test item 1) on the Hammersmith Functional Motor Scale–Expanded for Spinal Muscular Atrophy (SMA). Sitting unassisted for at least 10 seconds is in accordance with the criteria used in the World Health Organization Multicentre Growth Reference Study. Sitting unassisted for at least 30 seconds defines functional independent sitting and is in accordance with the criteria of item 26 on the Bayley Scales of Infant and Toddler Development gross motor subtest.
¶ Nutritional support refers to the placement of either a gastrostomy tube or a nasogastric tube, as determined by the preference of the parents or the primary physician. Once enrolled in the study, all the patients who required nutritional support underwent gastrostomy‑tube placement, and none were removed during the study.
‖ Data are from Finkel et al.
** Data are from De Sanctis et al.

The primary outcome measure for our Phase 1 trial of AVXS‑101 was safety. As of August 7, 2017, a total of 56 serious adverse events, or SAEs, were observed in 13 patients. Of these 56 SAEs, there were two treatment‑related SAEs in two patients. There were also three treatment‑related non‑serious adverse events reported in two patients. All five treatment‑related SAEs and AEs were clinically asymptomatic liver function enzyme, or LFE, elevations.

The treatment‑related SAEs consisted of two patients that experienced elevated LFEs, which were each assessed as a Grade 4 event under the Common Terminology Criteria for Adverse Events on the basis of laboratory values. We observed the first of these treatment‑related SAEs in the first patient dosed with AVXS‑101 in our Phase 1 clinical trial. After the onset of elevated LFEs, this patient was given a prednisolone regimen starting at 2 mg/kg daily and tapering off over time as LFEs returned to normal. After the first patient, we revised our clinical protocol to include pre‑treatment with prednisolone at 1 mg/kg/day starting one day prior to the gene transfer in order to mitigate the T‑cell immune response against AAV9 and the corresponding increase in LFEs. As of August 7, 2017, following this protocol change, out of the remaining 14 patients in our Phase 1 clinical trial, 11 patients had no reported adverse events related to elevations in LFEs, two patients had Grade 1 or 2 elevations in LFEs, and one patient experienced a Grade 4 elevation in LFE on the basis of laboratory values. We observed that this Grade 4 LFE patient had a concomitant viral infection and required additional prednisolone therapy until the LFEs returned to the normal range. We believe that the pretreatment with prednisolone has generally been effective in reducing the incidence and degree of elevated LFEs. As of August 7, 2017, all AEs and SAEs related to elevated LFEs were isolated elevations in serum transaminases, clinically asymptomatic and resolved with prednisolone treatment. There were no elevations in total bilirubin, gamma‑glutamyl transferase or alkaline phosphatase and the conditions that constitute Hy’s law were not met.

Based on the 15 patients dosed as of August 7, 2017, we observed AVXS‑101 to be generally well‑tolerated. As previously reported, a total of five adverse events, or AEs, in four patients were deemed treatment‑related. Of these, two were SAEs experienced by two patients, and three were non‑serious AEs experienced by two patients. All consisted of clinically asymptomatic liver enzyme elevations and were resolved with prednisolone treatment. There were no clinically significant elevations of gamma‑glutamyl transferase, alkaline phosphatase or bilirubin and, as such, the conditions that constitute Hy’s Law were not met. Other non‑treatment related AEs were expected and were associated with SMA. A cumulative total of 297 AEs (5 treatment‑related AEs and 292 non‑treatment related AEs) were reported as of August 7, 2017, following monitoring and source verification. Of these, 56 were determined to be SAEs and 241 were non‑serious AEs.

Preclinical Studies

Preliminary preclinical proof of concept and safety and tolerability studies of the intravenous delivery method were conducted at NCH and in conjunction with the Mannheimer Foundation for non‑human primate studies. In a mouse model of SMA Type 1, it was observed that a single intravenous injection of AVXS‑101 in mice improved body weight and motor functions, while also extending the median lifespan of the treated mice from 14 days to greater than 250 days with 30% of mice surviving over 400 days, compared to untreated mice, in a dose‑responsive manner. In these studies, a minimally effective dosage was determined to be 6.7 × 1013 vg/kg which increased median lifespan to 28 days. Escalating the dosage to 2.0 × 1014 vg/kg increased the median lifespan of the SMA mouse model greater than 250 days. Further increasing the dosage to 3.3 × 1014 vg/kg also resulted in the SMA mouse model to have a median lifespan greater than 250 days. The 2.0 × 1014 vg/kg and 3.3 × 1014 vg/kg dosages appeared to be indistinguishable, with animals showing normal motor function. In a preclinical study of non‑human primates, it was observed that a single intravenous injection of AVXS‑101 led to sustained human SMN transgene expression in the spinal cord as well as in multiple organs and muscles, when evaluated 24 weeks after injection of AVXS‑101. AVXS‑101 has also been studied in multiple safety and tolerability studies in mice and non‑human primates and no evidence of toxicity was observed for up to 24 weeks after injection of AVXS‑101.

In addition, preliminary preclinical proof of concept (efficacy and safety) studies of the intrathecal delivery method were conducted at NCH. It was observed that in mice with SMA Type 1, a single intrathecal injection of AVXS‑101 at a maximum dosage level of 3.3 × 1013 vg/kg, improved body weight and motor functions, and most notably extended the median lifespan from 18 days to 282 days, with one‑third of the mice surviving past 400 days. In the SMA mouse model, it was observed that a single intrathecal injection of scAAV9 containing a green fluorescent protein targeted between 21% to 41% and 46% to 72% of motor neurons in the spinal cord at the lowest dosage level and the highest dosage level, respectively. In non‑human primates, it was observed that a single intrathecal injection of scAAV9 containing green fluorescent protein at a dose of 1.0 × 1013 vg/kg targeted 29%, 53% and 73% of cervical, thoracic and lumbar motor neurons, respectively. With tilting for ten minutes in the Trendelenburg position, such targeting increased to 55%, 62% and 80% of cervical, thoracic and lumbar motor neurons, respectively. In swine, NCH and collaborators at Ohio State University designed a small hairpin RNA that targeted porcine SMN and left human SMN intact, which reduced expression of porcine SMN. It was observed that the administration of AVXS‑101 resulted in robust production of human SMN protein and significant increases in motor function. When delivered prior to the onset of motor function decline, AVXS‑101 prevented the majority of SMA symptoms, demonstrated by motor function testing as well as electrophysiological evaluation. When delivered at the onset of SMA symptoms, AVXS‑101 halted further progression and there were improvements in motor function as well as electrophysiological evaluation of motor units.

Future Applications and Opportunities

Based on preclinical data and the clinical data from our Phase 1 clinical trial for SMA Type 1, we believe AVXS‑101 may also have utility in other types of SMA, which result from the same genetic defect as SMA Type 1 as it addresses the root cause of the disease. In addition to our ongoing Phase 1 clinical trial for SMA Type 2, we intend to conduct the following additional clinical trials to further evaluate AVXS-101, including in new SMA patient populations:

•

Pre-Symptomatic SMA Types 1, 2, 3 (SPRINT): The planned multi-national trial is expected to enroll approximately 44 patients with two, three and four copies of SMN2 who are less than six weeks of age and who are pre-symptomatic at the time of gene therapy. The trial is designed to evaluate appropriate clinical endpoints, including developmental milestones, survival, bulbar function and safety, of a one-time IV infusion of AVXS-101. We expect to initiate the trial in the first half of 2018, and will provide more trial design details at the time of initiation.

•

Pediatric “All Comers” with SMA Types 1, 2, 3 (REACH): The planned multi-national trial is expected to enroll approximately 50 patients between approximately six months and 18 years of age who do not qualify for other AVXS-101 trials at the time of gene therapy. The trial is designed to evaluate a one-time IT dose of AVXS-101. We expect to initiate the trial late in the fourth quarter of 2018 or early 2019, and will provide more trial design details at the time of initiation.

In addition to our programs in SMA, we also intend to identify, acquire, develop and commercialize novel product candidates for the treatment of other rare and life‑threatening neurological genetic diseases that we believe can be treated with gene therapy. In June 2017, we announced that we had entered into an exclusive, worldwide license agreement with REGENXBIO for the development and commercialization of gene therapy using AAV9 to treat two rare neurological monogenic disorders: Rett syndrome and genetic ALS. We also licensed from NCH preclinical data suggesting promising safety and efficacy of gene therapy treatments for these disorders using AAV9, generated by our Chief Scientific Officer, Dr. Brian Kaspar.  See “—Our Collaboration and License Agreements—Strategic Collaborators and Relationships—Preclinical Programs for Rett Syndrome and Genetic ALS.” We expect to move forward with initiating IND-enabling studies in both Rett syndrome and genetic ALS and submit IND applications for both indications in late 2018 or early 2019. Current treatments for Rett syndrome and genetic ALS do not target the genetic cause of either disease, leaving what we believe to be a significant unmet need.

Rett Syndrome

Rett syndrome is a devastating, rare neurodevelopmental disorder characterized by slowed growth, loss of normal movement and coordination and loss of communication skills. Rett syndrome is an X-linked dominant genetic disorder caused by mutations in the gene for methyl-CpG-binding protein 2, or MECP2, which results in problems with the MECP2 protein, which is critical for normal brain development. Rett syndrome is very rare in males, but occurs in approximately one of every 10,000 female births in the United States with an estimated U.S. prevalence of approximately 8,500 based on applying natural history survival rates to historical births. Affected infants usually begin to show signs and symptoms between six and 18 months of age.  Current treatments for patients with Rett syndrome offer only symptomatic relief and do not target the genetic cause of the disease.

Our Product Candidate: AVXS-201 for the Treatment of Rett Syndrome

We are conducting preclinical studies of AVXS-201, our proprietary gene therapy product candidate for the treatment of Rett syndrome. In completed preclinical studies using rodent models, it was observed that gene therapy to introduce re-expression of the MECP2 gene improved survival and improved the behavioral abnormalities associated with the disease model, including motor function.  AVXS-201, like AVXS-101, is composed of a recombinant AAV9 capsid shell, with a human transgene and a continuous promoter specifically designed for optimal MECP2 expression.

In a preclinical mouse model, we observed that certain doses of AVXS-201, delivered once into the CSF, increased the median lifespan of a Rett syndrome mouse model to over 200 days, compared to 66 days for untreated mice.  In a preclinical study of non-human primates, we observed that weight, blood parameters, and liver enzymes remained normal up to 18 months after a single lumbar intrathecal injection of AVXS-201.  We have observed no evidence of toxicity in wild-type mice treated with AVXS-201, and we observed no indications of tissue damage or disease in non-human primates post-injection. In both the preclinical mouse studies and preclinical non-human primate studies, we observed widespread targeting of AVXS-201 throughout the whole central nervous system after a single injection, as assessed by immunohistochemistry, immunocytochemistry, in situ hybridization and western blotting throughout various brain regions.

We have generated AVXS-201 by leveraging our manufacturing platform and are utilizing a process very similar to AVXS-101.  We have successfully completed engineering lots, along with a cGMP manufacturing run intended for clinical use, and we have also developed key analytical assays suited for AVXS-201.

Genetic ALS

ALS is a progressive, fatal, neurodegenerative disease that affects motor neurons in the brain and the spinal cord. Symptoms of ALS include progressive weakness and atrophy of muscles controlling voluntary movement, swallowing, speech and breathing, and most commonly develops between 40 and 70 years of age. Genetic forms of ALS comprise five to ten percent of all ALS cases, and approximately twenty percent of genetic ALS cases are caused by mutations in the SOD1 gene, which are toxic to motor neurons.  In 2013, there were 15,908 patients with “definite ALS” in the United States, a prevalence rate of approximately five of every 100,000 persons. Approximately 800 to 1,600 of these cases were due to genetic causes of ALS.

Our Product Candidate: AVXS-301 for the Treatment of Genetic ALS

We are conducting preclinical studies of AVXS-301, our proprietary gene therapy product candidate for the treatment of genetic ALS.  In previous studies in the laboratory of Dr. Kaspar at NCH, we utilized AAV9 carrying a green fluorescent protein reporter to deliver a short hairpin RNA, or shRNA, targeting the mutant human SOD1 transgene. We observed improved disease outcome in two different mouse models of ALS following a one-time administration, even when delivered at the time of disease onset. We also observed that this treatment was safe and well-tolerated in wild-type mice.  Based on these preclinical studies, we developed AVXS-301, which, like AVXS-101, is composed of an AAV9 capsid shell.  In preclinical studies of an AAV9 vector with a SOD1 shRNA expression cassette and a non-coding stuffer sequence instead of GFP, we observed efficient SOD1 downregulation in vitro, and in vivo efficacy in delaying disease onset and progression.

We have studied the administration of AVXS-301 both intravenously and directly into the cerebral spinal fluid, or CSF, in mice that overexpress human mutant SOD1.  We observed that both administrations improved rotarod motor performance and hindlimb grip strength.  In our preclinical mouse studies, we observed that a single administration of AVXS-301 directly into the CSF resulted in a greater than 51% increase in survival in the most severe ALS mouse model.  We also conducted preclinical studies in non-human primates, where we observed that a single lumbar intrathecal infusion of AVXS-301 resulted in approximately 90% SOD1 reduction throughout the monkey spinal cord.  Results from other studies in the field suggest that SOD1 may be involved in more than SOD1-linked disease mutations, which we believe may increase the scope of patients that may be treatable with AVXS-301.

We have developed a manufacturing process for both AVXS-201 and AVXS-301 by leveraging our AVXS-101 manufacturing platform. As such, we are utilizing a manufacturing process very similar to AVXS-101. We have successfully completed engineering lots for both AVXS-201 and AVXS-301. We intend to complete cGMP clinical manufacturing runs for both products in the near future.

Manufacturing

We have established our own commercial scale cGMP‑compliant manufacturing facility to enhance supply chain control, increase supply capacity for clinical trials and ensure commercial demand is met in the event that AVXS‑101 receives marketing approval. We intend to use our cGMP manufacturing process for all clinical and commercial production of AVXS-101. We manufacture AVXS‑101 using adherent human embryonic kidney, or HEK, 293 cells. HEK293 cells have been used successfully to manufacture numerous other gene therapy candidates that have been tested or are currently being tested in other clinical trials to date. We use a novel and scalable adherent cell culture approach for AAV9 vector production that can more reliably produce product and has greater surface area to potentially increase productivity relative to traditional flat stock approaches.

Although we anticipate that our manufacturing facility will be the primary production site to meet projected clinical and commercial demand, we will continue to evaluate, and will pursue as needed, potential third parties and/or additional internal sources of redundant manufacturing capacity to provide multiple long‑term supply alternatives to meet commercial demand in the event that AVXS‑101 receives marketing approval and for our other programs. We continue to utilize our internal process science group and work with third parties in order to evaluate and develop manufacturing process improvements that may increase the productivity and efficiency of our manufacturing process.

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

At this time, there is one FDA‑approved, and one EMA‑approved, treatment for SMA. There are currently no treatments approved by the FDA for SMA that specifically address the underlying cause of the disease, the genetic defect in the SMN1 gene. The standard of care for patients with SMA Type 1 has been generally limited to palliative therapies, including life‑long respiratory care, ventilator support, nutritional care, orthopedic care and physical therapy; however, in December 2016, an alternative approach for the treatment of SMA called alternative splicing, which seeks to achieve more efficient production of full‑length SMN protein from the SMN2 gene, SPINRAZATM (nusinersen) received FDA approval and was subsequently launched in the United States. In addition, a number of companies are developing drug candidates for SMA. We are aware of other companies exploring gene therapy treatments in preclinical development, including Biogen, Voyager Therapeutics, Inc. and Généthon. In addition to a gene therapy‑based solution, alternative approaches in clinical development for the treatment of SMA include alternative splicing, neuroprotection and muscle enhancer technologies:

•

Alternative splicing seeks to increase production of full‑length SMN protein from the SMN2 backup gene. Ionis Pharmaceuticals, Inc., together with its licensee Biogen, received FDA approval in December 2016 for SPINRAZA™ (nusinersen) under Priority Review, and EMA approval in April 2017 and European Commission approval in June 2017, for the treatment of SMA in pediatric and adult patients and subsequently launched the product in the United States and Europe. Additionally, Roche Holding Ltd is conducting Phase 2 clinical trials in SMA Types 1, 2 and 3 and Novartis Corporation is conducting Phase 2 clinical trials for SMA Type 1 patients in the EU.

•

Neuroprotectants seek to mitigate the loss of motor neurons. Trophos SA, which has been acquired by Roche Holding Ltd, has completed its Phase 2 clinical trial of its lead neuroprotectant product candidate, Olesoxime (TRO19622), in patients between the ages of three and 25 with SMA Types 2 and 3.

•

Other approaches seek to improve muscle function and performance in SMA via additional mechanisms. Cytokinetics, in collaboration with Astellas, is conducting a Phase 2 trial of CK‑2127107 (CK‑107), a skeletal troponin activator, in patients with SMA Types 2, 3 or 4 who are 12 years and older. In November 2017, Catalyst announced it initiated a Phase 2 trial for Firdapse (amifampridine), a small molecule that enhances neuromuscular junction transmission, in ambulatory SMA Type 3 patients.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business. We intend to seek, maintain and defend our patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology and on know‑how, continuing technological innovation and in‑licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through orphan drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know‑how related to our business; defend and enforce licensed patent rights, and, if sought and obtained in the future, any patent rights we may own; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our current product candidate and any future product candidates may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our licensed intellectual property, we cannot be sure that patents will issue with respect to any of the pending patent applications to which we license rights. With respect to any patent applications that we or our licensors may file in the future, if any, we cannot be sure that any such applications will issue or, if issued, that such applications will be commercially useful in protecting our product candidate and methods of manufacturing the same, or otherwise provide any competitive advantage. Even with respect to issued patents that we currently license, we cannot be certain that any such patents will provide any competitive advantage. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property.

We have licensed certain patents and patent applications and we have licensed or otherwise possess substantial know‑how and trade secrets relating to AVXS‑101, our product candidate that uses the AAV9 capsid. We believe that the patents and patent applications we have in‑licensed include claims that, if issued, would cover AVXS‑101 and that the latest to expire of such currently in‑licensed patent rights is a patent application owned by NCH and pending only in the United States that, if issued, would expire in 2029. Our proprietary, in‑licensed intellectual property, including patent and non‑patent intellectual property, generally is directed to AAV9 vectors, methods of treatment of clinical indications important for our development programs and processes to manufacture and purify AVXS‑101. We have also licensed certain patents and patent applications relating to our planned new programs in Rett syndrome and genetic ALS. We are heavily dependent on the patented or proprietary technologies that we license from third parties. We anticipate that we will require additional licenses to third party intellectual property rights relating to our development programs in the future, which may not be available on commercially reasonable terms, if at all.

Licensed Patents and Patent Applications

We license patents and patent applications from NCH, REGENXBIO and AskBio as described below relating to AVXS-101 and NCH and REGENXBIO relating to our planned new programs in Rett syndrome and ALS. We also anticipate that additional patent or other intellectual property licenses, which we do not hold today, will likely be required for our commercial use of AVXS‑101, including use by intravenous and/or intrathecal injection, and our manufacturing processes. Moreover, additional licenses which we do not hold today will be required to the extent we seek to develop additional product candidates in the future.

Trade Secrets

In addition to patents and licenses, we rely on trade secrets and know‑how to develop and maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know‑how, as well as that of our licensees, including by implementing measures intended to maintain the physical security of research facilities and the physical and electronic security of our information technology systems.

Our Collaboration and License Agreements

Strategic Collaborators and Relationships

An important factor to our success is our strategic partnerships and relationships. Our key research collaborator is NCH.

AVXS-101

To date, we have entered into three license agreements relating to the development of AVXS-101.

Nationwide Children’s Hospital

In October 2013, we entered into an exclusive license agreement with NCH, which we amended and restated in its entirety in January 2016, or the NCH SMA License. Pursuant to the NCH SMA License, NCH granted us an exclusive, worldwide license under certain patent rights to make, have made, use, sell, offer for sale and import any products covered by the NCH SMA License, or NCH SMA licensed products, and a non‑exclusive, worldwide license under certain technical information to develop and manufacture the NCH SMA licensed products, in the field of therapies and treatments of SMA. The patent rights exclusively in‑licensed from NCH and relevant to our contemplated SMA product are a currently pending patent application being pursued only in the United States. The patent application claims AVXS‑101 as a composition of matter and its use in treating SMA. If a patent issues from this patent application, it will expire in 2029. We have the right to subcontract the manufacturing of products using the licensed rights, such as AVXS‑101. We also have the right to sublicense the licensed technology to third parties through multiple tiers.

Pursuant to the NCH SMA License, NCH filed an investigational new drug application, or IND, for AVXS‑101 for the treatment of SMA Type 1. Under the NCH SMA License, we received an option to elect to become the sponsor of the IND. Such option could be exercised on or after October 14, 2015. On October 14, 2015, we exercised the option and, as of November 6, 2015, we became the sponsor of the IND. However, NCH has reversionary rights in the case of an act or omission constituting negligence or willful misconduct with respect to our control of the IND that has or could reasonably be expected to have a material adverse effect on the clinical trials conducted under the IND and such act or omission has not been cured within a certain period of time following receipt of written notice and demand from NCH.

The NCH SMA License sets forth a development plan for our development of the licensed technology to make and sell NCH SMA licensed products, including AVXS‑101 for the treatment of SMA Type 1, throughout the world. We are required to achieve certain development milestones, including a specified minimum funding obligation of $9.4 million for the development of NCH SMA licensed products by 2021, which requirement NCH acknowledged we had fulfilled in whole as of the date of the amendment and restatement of the NCH SMA License. We are also required, if commercially reasonable, to market NCH SMA licensed products after regulatory approval, satisfy the market demand for such products in those countries in which we have obtained regulatory approval where it is commercially reasonable to do so and continue to develop additional NCH SMA licensed products within the field. In the event we fail to comply with such obligations, subject to certain conditions, NCH has the right to either terminate the NCH SMA License or convert our license into a non‑exclusive license with respect to the applicable NCH SMA licensed product in the applicable country. In addition, we are responsible for all clinical trial costs that are not covered by grants or certain other sources.

In consideration for license rights granted to us, we initially issued NCH and The Ohio State University, or OSU, 331,053 shares of our common stock. Until May 2015, when we had reached a certain stipulated market capitalization, we were obligated to issue additional shares to NCH and OSU from time to time so that their aggregate ownership represented 3% (which percentage will be prorated downward if either NCH or OSU transfer any of such shares) of our issued and outstanding capital stock on a fully‑diluted basis.

Following the first commercial sale of a NCH SMA licensed product, we must begin paying NCH an aggregate low‑single digit royalty on net sales of NCH SMA licensed products by us, our affiliates and sublicensees during the term of the NCH SMA License, with annual minimum royalties, in dollar amounts ranging from low five digits to low six digits, that increase over time. If we unsuccessfully challenge any of the licensed patents, the royalty rate increases from low single digits to mid‑single digits. These royalty rates are further subject to reduction in the event we have to license third‑party patents to exploit the licensed technology.

With certain exceptions, we are required to make certain development milestone based payments to NCH. In addition, we must also pay NCH a portion of sublicensing revenue received from our sublicense of the rights to licensed technology at percentages between low‑double digits and low‑teens.

We do not have the right to control prosecution of the in‑licensed patent rights, however NCH shall consult with us on material matters regarding the prosecution of such patent rights, and NCH has the first right to enforce any patents issuing from the in‑licensed patent rights and if NCH does not enforce the rights within a certain time frame, then we have the right to enforce. In addition, our rights under the NCH SMA License are not assignable without the prior written consent of NCH, except to our affiliates, subsidiaries or any successor in interest in connection with a merger, acquisition, consolidation or sale, provided that our assignee assumes our obligations under the NCH SMA License in writing.

Unless terminated earlier, the agreement will expire on a NCH SMA licensed product‑by‑NCH SMA licensed product and country‑by‑country basis upon the expiration of the royalty term for such NCH SMA licensed product in such country. The royalty term will expire on the later of (i) the date on which the last relevant patent underlying the relevant NCH SMA licensed product expires or (ii) ten years from the first commercial sale of NCH SMA licensed product in such country. Upon expiration of the agreement with respect to a particular NCH SMA licensed product in a particular country, the license to us will survive and as a fully‑paid up license. The NCH SMA License may be terminated prior to its expiration:

•	By us at any time by providing six months’ prior written notice to NCH;
•

By either party upon the other party’s material breach of the NCH SMA License that is not cured within 90 days after receiving written notice of such breach, except in certain cases in which we may request a longer cure period;

•	By NCH in the event of our bankruptcy, insolvency or certain similar occurrences; or
•	By NCH if we or any of our affiliates bring any action or proceeding against NCH, other than a suit brought in response to any suit brought by NCH.

Certain accrued payments that we are required to make to NCH will become due in the event of termination as specified in the agreement. As of December 31, 2017, we have reimbursed NCH $0.5 million and incurred $161.7 million in aggregate development costs.

The Research Institute at Nationwide Children’s Hospital

In October 2013, we entered into a clinical trials research agreement with the Research Institute at Nationwide Children’s Hospital, or the Research Institute. This agreement governs our preclinical and clinical trials conducted at NCH by Dr. Mendell.

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

Unless terminated earlier, the agreement expires upon the completion of the study. The agreement may be terminated prior to its expiration:

•	By either party upon the other party’s breach of the agreement that is not cured within 60 days after receiving written notice of such breach; or
•	By us at any time in the event we elect to become the sponsor of the IND.

Our clinical trial research agreement with the Research Institute also contains obligations for us to indemnify the Research Institute and its affiliates against certain losses and for us to maintain certain insurance, as well as mutual confidentiality obligations.

REGENXBIO, Inc.

In March 2014, we entered into an exclusive license agreement or the REGENXBIO SMA License, with ReGenX Biosciences, LLC, or ReGenX, predecessor to REGENXBIO, under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to ReGenX, for the development and commercialization of products to treat SMA using AAV9. In January 2018, we entered into an amendment to the REGENXBIO SMA License, pursuant to which REGENXBIO granted us an exclusive, worldwide commercial license, with rights to sublicense, to any recombinant AAV vector in REGENXBIO’s intellectual property portfolio during the term of the license agreement for the treatment of SMA in humans by in vivo gene therapy. Under the REGENXBIO SMA License, REGENXBIO granted us an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the REGENXBIO SMA License, or REGENXBIO SMA licensed products, in the field of the treatment of spinal muscular atrophy in humans by in vivo gene therapy using such AAV vectors subject to certain rights reserved by REGENXBIO and its licensors. The patent rights exclusively in‑licensed include an issued United States patent, which expires September 2024, not including 473 days of patent term adjustment (as well as issued patents in Europe, Japan, Australia, Canada, New Zealand and China, which expire in 2024). These issued patents claim AAV9 vectors and viruses having an AAV9 capsid, as well as methods of use. In addition, the in‑licensed patent rights include pending patent applications in the United States, Canada, China, Europe and Japan, that if issued as patents, will expire in 2024. These pending applications claim AAV9 vectors and viruses having an AAV9 capsid, as well as its use in treatment. We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the REGENXBIO SMA License. Under the REGENXBIO SMA License we grant a non‑exclusive, worldwide, royalty‑free, transferable, sublicenseable, irrevocable, perpetual license back to REGENXBIO to (a) use any patentable modifications and improvements to the licensed technology that we or our affiliates or sublicensees develop, or licensed back improvements, and (b) to practice the licensed back improvements in connection with AAV9 outside of our field of use.

Under the terms of the REGENXBIO SMA License, we paid or are required to pay:

•	an initial fee of $2.0 million;
•

additional fees of (i) $80.0 million upon entry into the amendment to the REGENXBIO SMA License; (ii) $30.0 million on the first anniversary of the effective date of the amendment; and (iii) $30.0 million on the second anniversary of the effective date of the amendment;

•	an annual maintenance fee;
•	up to $120.0 million in sales-based milestone fees for all REGENXBIO SMA Licensed Products;
•	mid‑single digit to low double-digit royalty percentages on net sales of REGENXBIO SMA Licensed Products using AAV9, subject to reduction in specified circumstances;
•	a low-double digit royalty percentage on net sales of REGENXBIO SMA Licensed Products using an AAV vector other than AAV9, subject to reduction in specified circumstances; and
•	lower mid‑double digit percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights.

As of December 31, 2017, we have paid $3.4 million under the REGENXBIO SMA License, which includes $1.3 million in aggregate milestone payments.

The REGENXBIO SMA License requires us to use commercially reasonable efforts to develop, commercialize, market, promote and sell products utilizing the licensed patent rights in our field of use. We are obligated to achieve certain development milestones with respect to the licensed disease indication. We do not have the right to control prosecution of the in‑licensed patent applications, and our rights to enforce the in‑licensed patents are subject to certain limitations.

Under the amendment to the REGENXBIO SMA License, we are permitted to transfer the REGENXBIO SMA License without REGENXBIO’s consent in connection with a change of control of us, subject to the transferee or successor agreeing in writing to be bound by the terms of the REGENXBIO SMA License and the payment to REGENXBIO of the first and second anniversary fees of $30.0 million and $30.0 million, as well as the first $40.0 million in milestone fees, to the extent not already paid. Under the original REGENXBIO SMA License, any assignment by us without REGENXBIO’s prior written consent had been prohibited.

Our license agreement with REGENXBIO will expire upon the expiration, lapse, abandonment or invalidation of the last claim of the licensed intellectual property in all the countries of the world. We have the right to terminate the REGENXBIO SMA License upon a specified period of prior written notice. REGENXBIO may terminate the REGENXBIO SMA License if we or our affiliates become insolvent, if we are greater than a specified number of days late in paying money due under the REGENXBIO SMA License, or, effective immediately, if we or our affiliates, or sublicensees commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the REGENXBIO SMA License for material breach if such breach is not cured within a specified number of days. Upon termination of the agreement, other than for REGENXBIO’s material breach, we grant to REGENXBIO a non‑exclusive, perpetual, irrevocable, worldwide, royalty‑free, transferable, sublicenseable license under patentable modifications and improvements to any vector claimed by the licensed patents for use by REGENXBIO for the research, development and commercialization of products in any therapeutic indication.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non‑exclusive license agreement with Asklepios Biopharmaceutical, Inc., or the AskBio License. Pursuant to the license agreement, AskBio granted us a non‑exclusive, worldwide license under certain patent rights and know‑how owned or controlled by AskBio, including certain patent rights owned by the University of North Carolina and licensed to AskBio, and relating to its self‑complementary DNA technology to develop, make, have made, use, sell, offer to sell, import, export and distribute any products covered by the AskBio License, or AskBio licensed products, for the treatment of SMA in humans. The in‑licensed patent rights are issued patents in the United States, and in Canada and Europe. There are two in‑licensed patent families. The first patent family expires in November 2019 worldwide. The second patent family includes three issued United States patents with expiry dates between May 2021 and August 2023. The foreign counterparts expire in 2021. The patents relate to self‑complementary technology and include claims to viral particles based on such technology, methods of manufacturing such viral particles, and methods of use in treatment. We have the right to sublicense the licensed technology to third parties with AskBio’s prior approval. We assign to AskBio all right, title and interest in and to defined improvements to the licensed technology that we make and all patent rights covering those improvements. In return, we receive a non‑exclusive, worldwide, royalty‑free, transferable, sublicenseable, irrevocable, perpetual license to practice such improvements.

The AskBio License required us to pay AskBio a one‑time upfront license fee of $1.0 million and an ongoing annual maintenance fee of $0.1 million each year during the term of the license agreement. We are also required to pay up to a total of $0.6 million in clinical development milestone payments and $9.0 million in sales based milestone payments.

Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties based on the aggregate net sales of AskBio licensed products on a field‑by‑field basis starting at percentages in the low‑single digits and increasing to mid‑single digits. The royalties are payable on a country‑by‑country basis until the last to expire of the valid claims within the licensed patents that cover the AskBio licensed product in such country. These royalty rates are subject to reductions in specified circumstances, including, in the event we exercise our option to make a specified one‑time royalty option fee payment of $3.0 million to AskBio as further detailed in the AskBio License. We must also pay AskBio a low‑double digit percentage of all consideration we receive from our sublicense of the licensed technology.

We are required to use commercially reasonable efforts to research, develop, commercialize and sell AskBio licensed products for the treatment of SMA in humans throughout the term of the AskBio License. We do not have the right to control prosecution of the in‑licensed patent applications, and AskBio has the sole right, but not the obligation, to enforce the in‑licensed patents. In addition, our rights under the AskBio License are not assignable without the prior written consent of AskBio.

Unless terminated earlier, the AskBio License automatically expires on the date on which we no longer have any payment obligation under the AskBio License. The AskBio License may be terminated prior to its expiration:

•	by us upon six months advance written notice to AskBio;
•	by either party upon the other party’s breach of the AskBio License that is not cured within the specified cure period based on the nature of such breach;
•	by either party in the event of either party’s bankruptcy, insolvency or certain similar occurrences;
•

by AskBio if, during a specified period of time and subject to certain conditions being met, we research, develop or commercialize an AAV‑based treatment for hemophilia or we undergo a change of control with, or are otherwise acquired by, a third party that conducts such activities; or

•	by AskBio if we bring any action or proceeding challenging the validity or enforceability of any of the licensed patents.

As of December 31, 2017, we have paid AskBio the $1.0 million upfront license fee and $0.6 million for a clinical development milestone payment.

Preclinical Programs for Rett Syndrome and Genetic ALS

We have also entered into three license agreements relating to our planned new programs for Rett syndrome and genetic ALS.

REGENXBIO Inc.

Effective June 7, 2017, we entered into an exclusive license agreement with REGENXBIO under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to REGENXBIO, for the development and commercialization of products to treat Rett syndrome and genetic ALS using the AAV9 vector, or the REGENXBIO Rett and ALS License. Under the REGENXBIO Rett and ALS License, REGENXBIO granted us an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the REGENXBIO Rett and ALS License, or the REGENXBIO Rett and ALS licensed products, in the field of the treatment of (i) Rett syndrome in humans by in vivo gene therapy using AAV9 delivering the gene encoding for methyl CpG binding protein 2, and (ii) ALS caused by SOD1 mutation in humans by in vivo gene therapy using AAV9 delivering the gene encoding for SOD1, subject to certain rights reserved by REGENXBIO and its licensors. The patent rights exclusively in-licensed include an issued United States patent, which expires in 2026. We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the REGENXBIO Rett and ALS License. Under the REGENXBIO Rett and ALS License we grant a non-exclusive, worldwide, royalty-free, transferable, sublicenseable, irrevocable, perpetual license back to REGENXBIO to (a) use any patentable modifications and improvements to the licensed technology that we or our affiliates or sublicensees develop, or licensed back improvements, and (b) practice the licensed back improvements in connection with AAV9 outside of our fields of use.

 Under the terms of the REGENXBIO Rett and ALS License, we have paid or are required to pay:

•	an initial fee of $6.0 million;

•	an annual maintenance fee;
•	up to $36.0 million in total milestone fees for the REGENXBIO Rett and ALS licensed products;
•	a low double-digit royalty percentage on net sales of REGENXBIO Rett and ALS licensed products, subject to reduction in specified circumstances; and
•	a lower mid-double-digit percentage of any sublicense fees we receive from sublicensees for the licensed intellectual property rights.

 We are obligated to achieve certain development milestones with respect to the licensed disease indications. We do not have the right to control prosecution of the in-licensed patent applications nor the right to enforce the in-licensed patents. In addition, our rights under the REGENXBIO Rett and ALS License are generally not assignable without the prior written consent of REGENXBIO.

The REGENXBIO Rett and ALS License will expire upon the later of (i) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property to expire, lapse or become abandoned or unenforceable in all the countries of the world or (ii) seven years from the first commercial sale of each REGENXBIO Rett and ALS licensed product. Upon expiration of the REGENXBIO Rett and ALS License, the license granted to us becomes irrevocable, perpetual, royalty-free and fully paid-up. We have the right to terminate the REGENXBIO Rett and ALS License upon a specified period of prior written notice. REGENXBIO may terminate the REGENXBIO Rett and ALS License if we or our affiliates become insolvent, if we are greater than a specified number of days late in paying money due under the REGENXBIO Rett and ALS License, or, effective immediately, if we or our affiliates, or sublicensees commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the REGENXBIO Rett and ALS License for material breach if such breach is not cured within a specified number of days. Upon termination of the REGENXBIO Rett and ALS License, other than for REGENXBIO’s material breach, we grant to REGENXBIO a non-exclusive, perpetual, irrevocable, worldwide, royalty-free, transferable, sublicenseable license under patentable modifications and improvements to any vector claimed by the licensed patents for use by REGENXBIO for the research, development and commercialization of products in any therapeutic indication.

As of December 31, 2017, we have paid REGENXBIO the initial $6.0 million fee.

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

With certain exceptions, we are required to make certain development milestone-based payments to NCH under each NCH License. In addition, we must also pay NCH a portion of sublicensing revenue received from our sublicense of the rights to licensed technology at a mid-single digit percentage.

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

As of December 31, 2017, with respect to the NCH License for Rett syndrome, we have paid NCH the initial $0.2 million fee and $25,000 in annual maintenance fees, and, with respect to the NCH License for ALS, we have paid NCH the initial $0.1 million fee and $25,000 in annual maintenance fees.

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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissue and Advanced Therapies, or OTAT, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee, or the CTGTAC, to advise CBER on its reviews. CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. FDA guidance documents on CMC, clinical investigations and other areas of gene therapy development are intended to facilitate the development of gene therapy products.

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

U.S. Biologic Products Development Process

Our product candidate must be approved by the FDA before it may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND exemption, which allows human clinical trials to begin unless FDA objects within 30 days;
•	approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials according to the FDA’s GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

•

preparation and submission to the FDA of a biologics license application (“BLA”) for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

•	review of the product by an FDA advisory committee, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;

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

Concurrent with clinical trials, companies usually must complete some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the RAC that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non‑compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent.

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

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•

Phase 1.  The biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life‑threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.

•

Phase 2.  The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3.  Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well‑controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post‑approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long‑term safety follow‑up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for: serious and unexpected adverse events; any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life‑threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic product candidate has been associated with unexpected serious harm to patients.

Additional Regulation for Gene Therapy Clinical Trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy‑related delayed adverse events for a 15‑year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the Public Health Service Act, or the PHSA, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis The PDUFA also imposes an annual program fee for approved biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non‑orphan indication.

The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth, substantive review of the BLA.

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post‑marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biologic product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the United States for treatment of the disease or condition will be recovered from sales of the product). Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Expedited Development and Review Programs

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a biologic product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life‑threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

•

Breakthrough therapy designation.  To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life‑threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross‑disciplinary review; and rolling review.

•

Accelerated approval.  Drug or biologic products studied for their safety and effectiveness in treating serious or life‑threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well‑controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well‑controlled post‑marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre‑approval of promotional materials.

Fast Track designation, breakthrough therapy designation and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post‑approval Requirements

Rigorous and extensive FDA regulation of biologic products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post‑approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record‑keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA, together with a release protocol, showing a summary of the history of manufacture of the lot and the results of all tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biologic products.

A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off‑label use”). Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984. The Hatch‑Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one‑half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

Whether or not a sponsor obtains FDA approval for a product, a sponsor must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. In the European Union, for example, a request for a Clinical Trial Authorization, or CTA, must be submitted to the competent regulatory authorities and the competent Ethics Committees in the European Union Member States in which the clinical trial takes place, much like the FDA and the IRB, respectively. Once the CTA request is approved in accordance with the European Union and the European Union Member State’s requirements, clinical trial development may proceed. Access to the Priority Medicines, or PRIME, initiative is granted by the European Medicines Agency, to support the development and accelerate the review of new therapies to treat patients with unmet medical need.

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

Other Healthcare Laws and Regulations

Healthcare providers, physicians and third‑party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third‑party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, or PPACA, amended the intent requirement of the federal Anti‑Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act, or the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third‑party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off‑label promotion, also may implicate the FCA. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value to physicians, certain other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

•

The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

•

state and foreign law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Violation of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non‑compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third‑party payors. Third‑party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third‑party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third‑party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA‑approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time‑consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. In order to obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the products, in addition to the costs required to obtain regulatory approvals. If third‑party payors do not consider a product to be cost‑effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third‑party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control company profits. The downward pressure on healthcare costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow favorable reimbursement and pricing arrangements.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government‑funded healthcare programs, and increased governmental control of drug pricing.

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

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the PPACA.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government‑funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Employees

As of December 31, 2017, we had 219 full‑time employees, 21 of whom hold Ph.D. or M.D. degrees, 173 of whom are engaged in research and development activities (with 133 of these employees engaged in manufacturing activities) and 46 of whom are engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

We currently operate in a single business segment: developing and commercializing gene therapy treatments for patients suffering from rare and life‑threatening neurological genetic diseases. See “Note 2—Summary of Significant Accounting Policies—Segment Information” to our consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Corporate Information

We were originally formed under the laws of the state of Delaware in March 2010 under the name Biolife Cell Bank, LLC. In January 2012, we converted from a limited liability company to a Delaware corporation, Biolife Cell Bank, Inc. In January 2014, we amended and restated our certification of incorporation to change our name to AveXis, Inc. Our principal executive offices are located at 2275 Half Day Road, Suite 200, Bannockburn, Illinois 60015, and our telephone number is (847) 572‑8280. Our website address is www.avexis.com. We file Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other information with the SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors & Media” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1‑800‑SEC‑0330 to obtain information on the operation of the Public Reference Room. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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

Since inception, we have incurred significant net losses. Our net losses were $218.1 million, $83.0 million and $38.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $359.6 million. We have devoted substantially all of our efforts to research and development, including clinical development of our gene therapy product candidate, AVXS‑101, investing in our manufacturing facility and manufacturing equipment, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our research and the preclinical and clinical development of our product candidate, including our pivotal clinical trial for SMA Type 1, our Phase 1 clinical trial for SMA Type 2 and other planned clinical trials for AVXS‑101;

•

initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future, including trials and studies related to our preclinical programs for Rett syndrome and a genetic form of amyotrophic lateral sclerosis caused by mutations in the superoxide dismutase 1 gene, or genetic ALS;

•	prepare our biologics license application, or BLA, and marketing authorization application for AVXS‑101;
•	manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
•	continue to establish and validate our commercial‑scale cGMP manufacturing facility;
•	further develop our gene therapy product candidate portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	acquire or in‑license other product candidates and technologies; and
•	seek marketing approval for AVXS‑101 in the European Union and in other key geographies.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of AVXS‑101 and other future product candidates, developing and validating commercial scale manufacturing processes, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post‑marketing requirements. We currently only have one product candidate, AVXS‑101, and we may never acquire, in‑license or develop additional product candidates. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of AVXS‑101, our expenses could increase and revenue could be further delayed.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, AVXS‑101 and any additional product candidates that we may pursue in the future. We do not anticipate generating revenues from product sales for the next few years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our future collaborators’, success in:

•	completing research and preclinical and clinical development of AVXS-101 and any future product candidates in a timely and successful manner;
•	seeking and obtaining regulatory and marketing approvals for AVXS-101 and any future product candidates for which we complete clinical trials;
•

launching and commercializing AVXS-101 and any future product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	qualifying for coverage and adequate reimbursement by government and third‑party payors for AVXS‑101 and any future product candidates both in the U.S. and internationally;
•	maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for AVXS‑101 and any future product candidates that is compliant with cGMPs;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services as needed to support clinical development and the market demand for our product candidates, if approved;

•	obtaining market acceptance, if and when approved, of our product candidates as viable treatment options by patients, the medical community, and third‑party payors;
•	effectively addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know‑how;
•	avoiding and defending against third‑party interference or infringement claims; and
•	attracting, hiring and retaining qualified personnel.

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

We are a development‑stage company founded in 2010, and we did not begin research and development activities for the treatment of SMA with AVXS‑101 until 2013. Our efforts to date, with respect to the development of AVXS‑101, have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying AVXS‑101 as a potential gene therapy product candidate, undertaking clinical trials of that product candidate, investing in our manufacturing facility and manufacturing equipment and establishing collaborations. We have not yet demonstrated the ability to complete late stage clinical trials of AVXS‑101 or any other product candidate, obtain marketing approvals, manufacture a commercial‑scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience developing gene therapy products.

We do not currently have the ability to perform the sales, marketing and manufacturing functions necessary for the production and sale of AVXS‑101 on a commercial scale. Our only product candidate is AVXS‑101, which may be required to undergo significant additional clinical trials before it can be commercialized, if at all. The successful commercialization of AVXS‑101 will require us to perform a variety of functions, including:

•	continuing clinical development of AVXS‑101;
•	obtaining required regulatory approvals;
•	formulating and manufacturing product candidates; and
•	conducting sales and marketing activities.

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

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of, and seek marketing approval for, AVXS‑101. In addition, if we obtain marketing approval for our product candidate, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. While we believe that our existing cash, cash equivalents and short‑term investments will be sufficient to fund our current operating plans into 2020, we anticipate that we may need additional funding to complete the development of AVXS‑101 and any future product candidates and commercialize any such products.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our current and planned clinical trials of AVXS‑101;

•

the scope, progress, results and costs of drug discovery, laboratory testing, manufacturing, preclinical development and clinical trials for any other product candidates that we may pursue in the future, if any including related to our preclinical programs for Rett syndrome and genetic ALS;

•	the costs, timing and outcome of regulatory review of AVXS‑101 and any other product candidates we may develop;
•	the costs of continuing to establish and maintain our own commercial‑scale cGMP manufacturing facility;
•	the costs associated with the manufacturing process development and evaluation of potential third‑party manufacturers;
•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for AVXS‑101 or any other product candidates we may develop for which we receive marketing approval;

•	revenue, if any, received from commercial sale of AVXS‑101 or other product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	our current collaboration and license agreements remaining in effect and our achievement of milestones under those agreements;
•	our ability to establish and maintain additional collaborations and licenses on favorable terms, if at all; and
•	the extent to which we acquire or in‑license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, will be derived from or based on sales of product candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that additional capital is raised through the sale of equity or equity‑linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that are not favorable to us. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all.

Risks related to the development of AVXS-101 and any future product candidates

The development and commercialization of AVXS‑101, or any other product candidates we may develop, is subject to many risks. If we do not successfully develop and commercialize any product candidate, our business will be adversely affected.

We are currently focusing our development efforts on solely one gene therapy product candidate, AVXS‑101 for the treatment of SMA. We also intend to develop product candidates for the treatment of Rett syndrome and genetic ALS and intend to in‑license or develop additional product candidates for the treatment of other rare and life‑threatening neurological genetic diseases. The development and commercialization of AVXS‑101 or any other product candidate we may develop is subject to many risks, including:

•	the FDA will require additional clinical trials beyond what we currently expect prior to approval of AVXS‑101 or any future product candidate;
•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;
•	the FDA may disagree with our proposed design of future clinical trials of AVXS‑101 or any future product candidate;
•	the FDA may not accept data generated at our clinical study sites;
•	we may be unable to obtain and maintain regulatory approval of our product candidate in the United States and foreign jurisdictions;
•

the prevalence and severity of any side effects of any product candidate could delay or prevent commercialization, limit the indications for any approved product candidate, require the establishment of a risk evaluation and mitigation strategy, or REMS, or cause an approved product candidate to be taken off the market;

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our third‑party manufacturers;
•	the FDA may change its approval policies or adopt new regulations;
•	the third‑party manufacturers we expect to depend on to supply or manufacture our product candidates may not produce adequate supply;
•	we, or our third‑party manufacturers may not be able to source or produce cGMP materials for the production of AVXS‑101 or any future product candidate;
•	we may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products;
•	we may not be able to obtain adequate supply of AVXS‑101 or any future product candidate for our clinical trials;
•	we depend on clinical research organizations, or CROs, to conduct our clinical trials;
•	we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;

•

we may not be able to demonstrate that our product candidate is safe and effective as a treatment for its indications to the satisfaction of the FDA or other similar regulatory bodies, and we may not be able to achieve and maintain compliance with all regulatory requirements applicable to our products;

•	we may not be able to maintain a continued acceptable safety profile of our products following approval;
•	we may be unable to establish or maintain collaborations, licensing or other arrangements;
•	the market may not accept AVXS‑101 or any other product candidate we may develop;
•

we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations, and the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations will affect our profitability;

•

we may not be able to successfully develop and expand our sales, marketing, and distribution capabilities for AVXS‑101 or any future product candidate, nor to successfully launch commercial sales if we obtain marketing approval;

•	we may experience competition from existing products or new products that may emerge;
•	we and our licensors may be unable to successfully obtain, maintain, defend and enforce intellectual property rights important to protect AVXS‑101 or any future product candidate; and
•	we may not be able to obtain and maintain coverage and adequate reimbursement from third‑party payors.

If any of these risks materializes, we could experience significant delays or an inability to successfully commercialize AVXS‑101 or any other product candidate we may develop, which would have a material adverse effect on our business, financial condition and results of operations.

AVXS‑101 is based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene therapies have been approved in the United States and the European Union and commercialization efforts are still preliminary.

We have concentrated our research and development efforts on AVXS‑101 for the treatment of SMA and our future success depends on our successful development of that product candidate. There can be no assurance that we will not experience problems or delays in developing our product candidate and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity through our own internal supply network or potential third party manufacturers, which would prevent us from completing our clinical trials, meeting the obligations of our collaborations, or commercializing our product candidates on a timely or profitable basis, if at all. For example, we may uncover a previously unknown risk associated with AVXS‑101 or risks we are aware of, such as the elevated liver function enzymes we observed in the patients treated in the Phase 1 clinical trial of AVXS‑101, may be more problematic than we currently believe and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.

In addition, the product specifications and the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. For example, the FDA and the EMA have different requirements regarding what constitutes an acceptable antibiotic‑resistant genetic marker for plasmid selection needed for the production of AVXS‑101. From an FDA perspective, both ampicillin‑resistant and kanamycin‑resistant genetic markers are acceptable, while from an EMA perspective, only kanamycin‑resistant genetic markers are acceptable. As a result, we have transitioned to kanamycin‑resistant plasmid selection for all future clinical trials, including clinical trials to be conducted in the European Union. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only three gene therapy products, Novartis’ Kymriah, Gilead Sciences’ Yescarta and Spark Therapeutics’ Luxturna, have received approval from the FDA and two gene therapy products, uniQure N.V.’s Glybera and GlaxoSmithKline’s Strimvelis, have received marketing authorization from the European Commission; however, uniQure announced that it does not plan to renew the marketing authorization for Glybera in Europe. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for AVXS‑101 in either the United States or the European Union or how long it will take to commercialize our product candidate. Approvals by the FDA may not be indicative of what the European Commission may require for approval and vice versa.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissue and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, also are potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC; however, the NIH announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in‑depth, public review. If we were to engage an NIH‑funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidate. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of AVXS‑101 or future product candidates or lead to significant post‑approval limitations or restrictions. As we advance AVXS‑101, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of AVXS‑101. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

Breakthrough therapy designation by the FDA and access to Priority Medicines, or PRIME, by the EMA may not lead to a faster development, regulatory review or approval process for AVXS-101, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States and Europe, respectively.

We have received breakthrough therapy designation for AVXS‑101 for the treatment of SMA Type 1 in pediatric patients, and may, in the future, apply for breakthrough therapy designation for other product candidates in the United States. A breakthrough therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: (i) intensive guidance on an efficient drug development program; (ii) intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross‑disciplinary review; and

(iii) a rolling review process whereby the FDA may consider reviewing portions of a BLA before the sponsor submits the complete application. Product candidates designated as breakthrough therapies by the FDA may be eligible for priority review if supported by clinical data.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even though AVXS‑101 has been designated as a breakthrough therapy product candidate, the FDA may later decide that it no longer meets the conditions for designation or decide that the time period for FDA review or approval will not be shortened.

Access to the PRIME initiative is granted by the European Medicines Agency, to support the development and accelerate the review of new therapies to treat patients with unmet medical need. The receipt of this access for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional EMA procedures and, in any event, does not assure ultimate approval by the EMA. In addition, even though AVXS‑101 has been granted access to PRIME, the EMA may later decide that it no longer meets the conditions for such access.

Success in preclinical studies or early clinical trials, including in our Phase 1 clinical trial of AVXS-101, may not be indicative of results obtained in later trials or provide support for submission of a marketing application.

Results from preclinical studies or early stage clinical trials such as our Phase 1 clinical trial are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. AVXS‑101 may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies and our Phase 1 clinical trial. The clinical trial process may fail to demonstrate that AVXS‑101 is safe for humans and effective for indicated uses. This failure would cause us to abandon AVXS‑101. Our Phase 1 clinical trial involved a small patient population and the duration of treatment has been relatively short. In addition, our Phase 1 clinical trial of AVXS‑101 did not include a placebo control. Because of the small sample size and other changes to the design of the clinical trial that we implemented in our pivotal trial based on feedback from the FDA during our September 2016 Type B meeting and the meeting minutes, the results of our Phase 1 clinical trial may not be indicative of results of future clinical trials, including our pivotal trial.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials even after achieving promising results in preclinical testing and earlier‑stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. In our Phase 1 clinical trial of AVXS‑101, we used event‑free survival as the efficacy endpoint, with an “event” defined as death or at least 16 hours per day of required ventilation support for breathing for 14 consecutive days in the absence of acute reversible illness or perioperatively. Although none of the patients who received the proposed therapeutic dose of AVXS‑101 experienced an event as of August 7, 2017, one patient in the low‑dose cohort experienced an event as classified by an independent Data Safety Monitoring Board, that was determined by independent review to represent progression of disease and not to be related to the use of AVXS‑101. Clinical trials are inherently unpredictable, and there are no assurances that these patients enrolled in the Phase 1 trial will not experience an event in the future. Furthermore, although the FDA indicated its preference for survival, such as time to an event, as a co‑primary endpoint for the pivotal trial, there is no assurance that the FDA will determine event‑free survival to be an acceptable efficacy endpoint following its review of the final results of the pivotal trial. While the FDA also indicated its preference for the pivotal trial to include the achievement of certain motor milestones, such as sitting unassisted, as a potential co‑primary endpoint, there is no assurance that the FDA will determine that the achievement of these milestones will be an acceptable efficacy endpoint following its review of the final results of the pivotal trial. The FDA may not accept either or both of these endpoints as a measure of efficacy, which could result in a delay in approval of AVXS‑101. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of AVXS‑101.

Identifying and qualifying patients to participate in clinical trials of AVXS‑101 is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow‑up periods. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of AVXS‑101 may be delayed. These delays could result in increased costs, delays in advancing AVXS‑101, delays in testing the effectiveness of AVXS‑101 or termination of clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

•	size of the patient population and process for identifying subjects;
•	design of the trial protocol;
•	eligibility and exclusion criteria;
•	perceived risks and benefits of the product candidate under study;
•	perceived risks and benefits of gene therapy‑based approaches to treatment of diseases;
•

availability of competing therapies and clinical trials, including Ionis Pharmaceuticals, Inc. and Biogen’s SPINRAZATM (nusinersen), which was approved by the FDA in December 2016 for use in a broad range of SMA patients, including for the treatment of SMA Type 1;

•	severity of the disease under investigation;
•	proximity and availability of clinical trial sites for prospective subjects;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	patient referral practices of physicians; and
•	ability to monitor subjects adequately during and after treatment.

AVXS‑101 is being developed to treat a rare condition. We plan to seek initial marketing approval in the United States and the European Union. Subject to the results of our Phase 1 clinical trial and further discussions with the FDA, we currently anticipate that any pivotal trial of AVXS‑101 could include using natural history of the disease as a comparator. Patients may opt not to enroll in our pivotal trial because of the commercial availability of another treatment for the disease. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Because the number of subjects in our clinical trial to date is small and have all been treated at one clinical trial site, the results from our Phase 1 clinical trial of AVXS-101 may be less reliable than results achieved in larger clinical trials.

A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In our Phase 1 clinical trial, we analyzed the effect of AVXS‑101 on SMA Type 1 in 15 patients at one clinical site. The preliminary results of studies with smaller sample sizes and at a single site, such as our Phase 1 clinical trial, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects. As a result, there may be less certainty that AVXS‑101 would achieve a statistically significant effect in any future clinical trials. In any future clinical trials of AVXS‑101, we may not achieve a statistically significant result or the same level of statistical significance, if any, seen in our Phase 1 clinical trial.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of AVXS‑101 or other product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate for its intended indications. Clinical testing is expensive, time‑consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;

•

delays in recruiting suitable subjects to participate in our future clinical trials, including because such trials may be placebo‑controlled trials and patients are not guaranteed to receive treatment with our product candidate when an approved product is available, which may be exacerbated given the rare conditions of SMA, Rett syndrome and genetic ALS;

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
•

delays in the testing, validation, manufacturing and delivery of AVXS‑101 or other product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•	delays in having subjects complete participation in a trial or return for post‑treatment follow‑up;
•	clinical trial sites or subjects dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to AVXS‑101 or other product candidates, we may need to conduct additional studies to bridge our modified product candidate to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize AVXS‑101 or other product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize AVXS‑101 or other product candidates and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with AVXS‑101 or other product candidates, we may:

•	be delayed in obtaining marketing approval for such product candidate, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post‑marketing testing requirements;
•	be subject to changes in the way the product is administered;

•	be required to perform additional clinical trials to support approval or be subject to additional post‑marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

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

As we evaluate and develop manufacturing process improvements to AVXS‑101, we may be required to conduct comparability studies, which may result in delays to the development and approval process for our current or future programs and increased costs resulting from additional nonclinical trials.

We expect to continue to evaluate and develop manufacturing process improvements to AVXS‑101. As a result, the FDA or other regulatory authorities may require a clinical bridging study, or comparability study, showing comparability to prior batches of AVXS‑101, which could delay the development process. For example, the FDA required us to complete a potency assay qualification study of AVXS-101 prior to initiating our pivotal clinical trial. If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional nonclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	be subject to post‑marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

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

AVXS‑101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time‑to‑time during the Phase 1 clinical trial of AVXS‑101. As of August 7, 2017, we observed a total of 56 serious adverse events in 13 patients, two of which were deemed treatment‑related. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations. In addition, it is possible that as we test AVXS‑101 or any other product candidate in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large‑scale, Phase 3 or pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that AVXS‑101 or any other product candidate has side effects or causes serious or life‑threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other vectors. While new recombinant vectors have been developed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T‑cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T‑cells. If our vectors demonstrate a similar effect we may decide or be required to halt or delay further clinical development of AVXS‑101.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated.

If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, AVXS‑101 for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product‑related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of AVXS‑101, the commercial prospects of such product candidate may be harmed and our ability to generate product revenues from this product candidate may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Additionally, if AVXS‑101 receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by AVXS‑101, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings on the label;

•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of AVXS‑101 and could significantly harm our business, prospects, financial condition and results of operations.

As an organization, we have never completed pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including AVXS‑101.

We will need to successfully complete pivotal clinical trials in order to obtain FDA approval to market AVXS‑101. Carrying out later‑stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a BLA for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of AVXS‑101 will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of AVXS‑101. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVXS‑101.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize AVXS‑101 and the approval may be for a narrower indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if AVXS‑101 meets its safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non‑approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested (such as approving AVXS‑101 only for a subset of SMA Type 1 patients) or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra‑indications with respect to conditions of use or they may grant approval subject to the performance of costly post‑marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of AVXS‑101. Any of the foregoing scenarios could materially harm the commercial prospects for AVXS‑101 and materially and adversely affect our business, financial condition, results of operations and prospects.

Even if we obtain regulatory approval for a product candidate, our product candidates will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for AVXS‑101 or any other product candidate, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record‑keeping and submission of safety and other post‑market information. Any regulatory approvals that we receive for such product candidate, including AVXS‑101, may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow‑up observations for potential adverse events for as long as 15 years, and our current and each of our proposed clinical trials for AVXS‑101 each include a 15 year long‑term follow‑up phase, limited to confirmed data collection from annual visits with standard care physicians. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we fail to comply with applicable regulatory requirements following approval of AVXS‑101 or other product candidate, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize AVXS‑101 or other product candidates and adversely affect our business, financial condition, results of operations and prospects.

In addition, the FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of AVXS‑101 or other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize AVXS‑101 or other product candidates.

We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better‑funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. We also may compete with these organizations to recruit management, scientists and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials and in identifying and in‑licensing new product candidates. Smaller or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may delay the initiation of future clinical trials, or otherwise change our development plans, for AVXS‑101, or may render our product candidates obsolete or noncompetitive. Competition in drug development is intense. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

We are aware of several companies, including Voyager Therapeutics, Inc. and Généthon, focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against AVXS‑101. In addition to a gene therapy‑based solution such as AVXS‑101, alternative approaches for the treatment of SMA include alternative splicing, neuroprotection and muscle enhancers. Alternative splicing seeks to achieve more efficient production of full‑length SMN protein from the SMN2 gene. Companies utilizing this approach include Ionis Pharmaceuticals, Inc., which in December 2016, together with its licensee, Biogen, received FDA approval for their product SPINRAZA™ (nusinersen) under Priority Review for the treatment of SMA in pediatric and adult patients and subsequently launched the product, Roche Holding Ltd, which is conducting a Phase 2 clinical trial for SMA Type 1 patients and a Phase 2 trial for SMA Types 2 and 3 patients and Novartis Corporation, which is conducting Phase 2 clinical trials for SMA Type 1 patients in the EU. Neuroprotectants seek to mitigate the loss of motor neurons. Trophos SA, which has been acquired by Roche Holding Ltd, has completed its Phase 3 clinical trial of its lead neuroprotectant product candidate, Olesoxime (TRO19622), in patients between the ages of three and 25 with SMA Types 2 and 3. Cytokinetics, in collaboration with Astellas, is conducting a Phase 2 trial of their muscle enhancer CK-2127107 in SMA Types 2, 3 and 4 patients and Catalyst is conducting a Phase 2 trial of their muscle enhancer Firdapse in SMA Type 3 patients.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render AVXS‑101 uneconomical or obsolete, and we may not be successful in marketing AVXS‑101 against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.

Even if we obtain and maintain approval for AVXS‑101 from the FDA, we may never obtain approval for AVXS‑101 outside of the United States, which would limit our market opportunities and adversely affect our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of AVXS‑101 outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product candidates, if approved, is also subject to approval. We intend to submit a marketing authorization application to the EMA for approval of AVXS‑101 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time‑consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of AVXS‑101 in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for AVXS‑101 may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of AVXS‑101 will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.

Preclinical testing of our gene therapy product candidates for Rett syndrome and genetic ALS may not result in our advancement of these programs into clinical trials.

Although a substantial amount of our efforts to date have focused on the development of AVXS-101 for SMA, a key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat other rare and life-threatening neurological genetic diseases. In furtherance of that strategy, we announced that we had entered into a license agreement with REGENXBIO to develop and commercialize gene therapy treatments to treat two rare monogenic disorders: Rett syndrome and genetic ALS. Our development efforts for our Rett syndrome and ALS programs are at an extremely early stage, and we have not yet completed IND-enabling preclinical studies for either of these programs. It is possible that future research and preclinical development of these programs may not establish sufficient indications of clinical benefit or acceptable tolerability to support the submission of an IND for one or both of these programs, in which case we may never initiate clinical trials, and we may be forced to suspend development activities for one or both of these programs. If we are not able to advance these programs into clinical trials, we will not be able to commercialize products for these indications, which would have a material adverse effect on our future business prospects, financial condition and results of operations.

Risks related to our reliance on third parties

A third party conducted the only clinical trial of AVXS‑101 to date and sponsored this trial through November 6, 2015, and our ability to influence the design and conduct of this trial was limited. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of AVXS‑101 may delay or impair our ability to obtain regulatory approval for AVXS‑101 and result in liability for us.

Until November 6, 2015, we had not sponsored any clinical trials relating to AVXS‑101. Prior to that, our third‑party research institution collaborator, Nationwide Children’s Hospital, or NCH, had sponsored our Phase 1 clinical trial for the treatment of SMA Type 1 relating to this product candidate, or the NCH trial, under an investigational new drug application, or IND, held by Dr. Jerry Mendell, the principal investigator at NCH. We have assumed control of the overall clinical and regulatory development of AVXS‑101 for future clinical trials. Although we sponsor the clinical trial, NCH has certain reversionary rights in the case of acts or omissions constituting negligence or willful misconduct or failure to comply with applicable law. Failure to maintain sponsorship of INDs for AVXS‑101 could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent us from obtaining regulatory approval for AVXS‑101, either of which could have a material adverse effect on our business.

Further, we did not control the design or conduct of the NCH trial. It is possible that the FDA will not accept the NCH trial as part of a future registration package in support of a license application, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. For example, in 2016 the FDA completed an inspection of the NCH trial as conducted at NCH’s facilities and made observations on an FDA Form 483. We do not believe these observations will result in our inability to rely on the data from this trial, but the FDA may disagree, which could impact our development program. We may also be subject to liabilities arising from any treatment‑related injuries or adverse effects in patients enrolled in the NCH trial. As a result, we may be subject to unforeseen third‑party claims and delays in our potential future clinical trials. Any such delay or liability could have a material adverse effect on our business.

Although we have assumed control of the overall clinical and regulatory development of AVXS‑101 going forward, we have been dependent on contractual arrangements with NCH for the clinical implementation of the NCH trial. Such arrangements provide us certain information rights with respect to the NCH trial, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the NCH trial. If these obligations are breached by NCH, or if the data prove to be inadequate compared to the first‑hand knowledge we might have gained had the completed trial been a corporate‑sponsored trial, then it may adversely affect or cause a delay in our development program. Additionally, the FDA may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by the NCH trial, or our interpretation of preclinical, manufacturing, or clinical data from the NCH trial. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

We may in the future enter into collaborations with third parties to develop AVXS‑101 or other product candidates. If these collaborations are not successful, our business could be adversely affected.

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

•

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

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

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time‑consuming and expensive;

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

If any such potential future collaborations do not result in the successful development and commercialization of product candidates, or if one of our future collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of AVXS‑101 or other future product candidates could be delayed and we may need additional resources to develop such product candidate. In addition, if one of our future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization apply to the activities of our potential future collaborators.

We may in the future determine to collaborate with other pharmaceutical and biotechnology companies for development and potential commercialization of AVXS‑101 or other future product candidates. These relationships, or those like them, may require us to incur non‑recurring and other charges, increase our near‑ and long‑term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time‑consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to AVXS‑101 or other future product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We may not be successful in finding strategic collaborators for continuing development of AVXS‑101 or successfully commercializing or competing in the market for certain indications.

We may seek to develop strategic partnerships for developing AVXS‑101, due to capital costs required to develop the product candidate or manufacturing constraints. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for AVXS‑101 because our research and development pipeline may be insufficient, AVXS‑101 may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view AVXS‑101 as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under existing collaboration agreements from entering into future agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop AVXS‑101 and our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

We previously relied on NCH and other third parties to manufacture AVXS‑101 and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know‑how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

Although we established our own AVXS‑101 manufacturing facility, we may utilize third parties as needed to conduct our product manufacturing. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.

Even following the completion and validation of our cGMP manufacturing facility, which we expect will be the primary source of clinical and commercial supply for AVXS-101, we intend to evaluate potential third‑party manufacturing capabilities in order to provide potential multiple sources of clinical and commercial supply. We currently utilize third-party manufacturers for the production of AVXS-201 and AVXS-301. In the event we engage third party manufacturers and they do not successfully carry out their contractual duties, meet expected deadlines or manufacture AVXS‑101 in accordance with regulatory requirements or if there are disagreements between us and these third‑party manufacturers, we may not be able to meet commercial demand for AVXS‑101 or preclinical or clinical demand for other product candidates. In such instances, we may need to locate an appropriate replacement third‑party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need to perform analytical and other animal or cell‑based tests to demonstrate that materials produced by any third‑party manufacturer that we engage are safe, pure, and potent. There is no assurance that any third‑party manufacturer that we engage will be successful in producing AVXS‑101, that any such product will pass the required comparability testing, or that any materials produced by any third‑party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials produced by us and NCH. We believe that our own manufacturing facility will have sufficient capacity to meet demand for AVXS‑101 for our future clinical trials. There is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. In addition, we may change our manufacturing process for AVXS‑101, which could cause delays in production as we and our third‑party manufacturers seek to improve the process.

If the gene therapy industry were to grow, we may encounter increasing competition for the raw materials and consumables necessary for the production of AVXS‑101. Furthermore, demand for third‑party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third‑party manufacturers capable of producing sufficient quantities of raw materials for AVXS‑101 to meet initial commercial demand in the U.S. We currently rely, and expect to continue to rely, on additional third parties to manufacture ingredients of AVXS‑101 and to perform quality testing. Even following the establishment of our own cGMP‑compliant manufacturing capabilities, we intend to maintain third‑party manufacturers for these raw materials and components, which will expose us to risks including:

•	reduced control for certain aspects of manufacturing activities;
•	termination or nonrenewal of manufacturing and service agreements with third parties in a manner or at a time that is costly or damaging to us; and
•

disruptions to the operations of our third‑party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize AVXS‑101. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

We are subject to significant regulatory oversight with respect to manufacturing our product candidates. Our manufacturing facility may not meet regulatory requirements.

The preparation of therapeutics for clinical trials or commercial sale is subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late‑stage clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of outside agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. We must supply all necessary documentation in support of a BLA or other marketing authorization application on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements which are enforced, in the case of the FDA, through its facilities inspection program. Our manufacturing facilities and quality systems and, to the extent that we utilize third‑party facilities for commercial supply, the third party’s facilities and quality systems, must pass an inspection for compliance with the applicable regulations as a condition of regulatory approval. In addition, the regulatory authorities may, at any time, audit or inspect the third‑party manufacturing facility or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a plant inspection, the EMA will not issue a positive opinion concerning the marketing authorization application and FDA approval of the product candidates will not be granted.

If any contract manufacturers that we engage in the future cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we will have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facility. Our failure, or the failure of our third parties, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

Our potential future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks related to the commercialization of AVXS‑101

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience and could experience production problems that result in delays in our development or commercialization programs or otherwise adversely affect our business.

We have limited experience manufacturing AVXS‑101. Although we have established our own manufacturing facility to support current and future clinical trials and a commercial launch, if we are unable to receive regulatory approval for our facility, we may be unable to produce clinical or commercial materials or meet demand, for AVXS‑101. Any such failure could delay or prevent our development of AVXS‑101 and would have a material adverse effect on our business, financial condition and results of operations.

The manufacturing process we use to produce AVXS‑101 is complex, novel and has not been validated for commercial use. In order to produce sufficient quantities of AVXS‑101 for future clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at third‑party manufacturers, as well as through continued investment into our own commercial scale manufacturing facility. We may need to change our current manufacturing process, but there are no assurances that we will be able to produce sufficient quantities of AVXS‑101, due to several factors, including equipment malfunctions, facility contamination, technical process challenges, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

The production of AVXS‑101 requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that AVXS‑101 is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical‑grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. For example, NCH, which previously manufactured AVXS-101 for us, experienced a lot failure in the past. There is no assurance we will not experience such failures at our own manufacturing facility or that of a third party in the future. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We also may encounter problems hiring and retaining the experienced specialist scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for AVXS‑101 or future product candidates.

If we are unable to establish sales, medical affairs and marketing capabilities or enter into agreements with third parties to market and sell AVXS‑101, we may be unable to generate any product revenue.

To successfully commercialize any product candidate that may result from our development programs, we will need to develop sales and marketing capabilities, either on our own or with others. The continued establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time‑consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding AVXS‑101 with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well‑funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of AVXS‑101. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our efforts to educate the medical community and third‑party payors on the benefits of AVXS‑101 may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential product candidate. If AVXS‑101 is approved but fails to achieve market acceptance among physicians, patients or third‑party payors, we will not be able to generate significant revenues from such product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If the market opportunities for AVXS‑101 are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We currently focus our research and product development on treatments for SMA, a severe genetic and orphan disease. Our understanding of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with AVXS‑101, are based on estimates in published literature and by SMA foundations. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidate or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive our potential product candidate less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as SMA, will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

The commercial success of AVXS‑101 will depend upon its degree of market acceptance by physicians, patients, third‑party payors and others in the medical community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting AVXS‑101. Even with the requisite approvals from the FDA in the United States, the EMA in the European Union and other regulatory authorities internationally, the commercial success of AVXS‑101 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and AVXS‑101 in particular, as medically necessary, cost‑effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, AVXS‑101, if approved for commercial sale, will depend on several factors, including:

•	the efficacy and safety of AVXS‑101 as demonstrated in clinical trials;
•	the efficacy, potential and perceived advantages of AVXS‑101 over alternative treatments;
•	the cost of treatment relative to alternative treatments;
•	the clinical indications for which AVXS‑101 is approved by the FDA or the European Commission;
•	patient awareness of, and willingness to seek, genotyping;
•	the willingness of physicians to prescribe new therapies;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the approval of genetic screening for SMA in newborns by applicable federal and state regulatory authorities;
•	relative convenience and ease of administration;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the availability of products and their ability to meet market demand;
•	publicity concerning our product candidate(s) or competing products and treatments;
•	any restrictions on the use of our products together with other medications; and
•	favorable third‑party payor coverage and adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

Delays in obtaining regulatory approval of our manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts. To date, to our knowledge, there are limited cGMP gene therapy manufacturing facilities in the United States that have been licensed by the FDA for the manufacture of an approved gene therapy product.

Before we can begin to commercially manufacture AVXS‑101, whether in our own facility or a third-party facility, we must obtain regulatory approval from FDA for our manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. To date, there are limited cGMP gene therapy manufacturing facilities in the United States that have received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre‑approval inspection of our manufacturing facility by the FDA before AVXS‑101 can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

Our gene therapy approach utilizes a vector derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory and media scrutiny of gene therapy may damage public perception of the safety of our AVXS‑101 gene therapy product candidate and adversely affect our ability to conduct our business or obtain regulatory approvals for AVXS‑101.

Gene therapy remains a novel technology, with, to our knowledge, only a limited number of gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, a public backlash developed against gene therapy following the death in September 1999 of a patient who had volunteered for a gene therapy clinical trial that utilized an adenovirus vector at University of Pennsylvania School of Medicine. Researchers at the university had infused the volunteer’s liver with a gene aimed at reversing OTC deficiency. The procedure triggered an extreme immune‑system reaction that caused multiple organ failure in a very short time, leading to the first death to occur as a direct result of a gene therapy experiment. In addition, in two gene therapy studies in 2003, 20 subjects treated for X‑linked severe combined immunodeficiency using a murine gamma‑retroviral vector showed correction of the disease. However, the studies were suspended by FDA after a child in France developed leukemia and ultimately four other subjects were found to have developed leukemia.

In addition, our success will depend upon physicians who specialize in the treatment of SMA and prescribing treatments that involve the use of AVXS‑101 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of AVXS‑101 or demand for any product candidate we may develop. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of AVXS‑101, stricter labeling requirements for AVXS‑101 that are approved and a decrease in demand for AVXS‑101.

Failure to comply with ongoing regulatory requirements could cause us to suspend production or put in place costly or time‑consuming remedial measures.

The regulatory authorities may, at any time following approval of a product for sale, initiate an inspection of the manufacturing facilities for such product. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time‑consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon our third‑party manufacturer or us could materially harm our business, financial condition, results of operations and prospects.

If we or our third‑party manufacturer fails to comply with applicable cGMP regulations, the FDA and foreign regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre‑existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be materially harmed.

Additionally, if supply from a manufacturing facility is interrupted, there could be a significant disruption in commercial supply of AVXS‑101. Although we are evaluating potential third parties and additional internal sources of redundant manufacturing capacity, we do not currently have a backup manufacturer for AVXS‑101 supply for clinical trials, and have not selected a manufacturer or backup manufacturer for AVXS‑101 supply for commercial sale. An alternative manufacturer would need to be qualified, through a supplement to its regulatory filing, which could result in further delay. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce AVXS‑101 on schedule and could, therefore, harm our results of operations and cause reputational damage.

Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of AVXS‑101 could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.

The insurance coverage and reimbursement status of newly‑approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidate(s), if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of AVXS‑101 will depend substantially, both domestically and abroad, on the extent to which the costs of AVXS‑101 will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third‑party payors. Coverage and reimbursement by a third‑party payor may depend upon several factors, including the third‑party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost‑effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third‑party payors is a time‑consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost‑effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize AVXS‑101. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

There is significant uncertainty related to third‑party coverage and reimbursement of newly approved products. In the United States, third‑party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors develop their coverage and reimbursement policies. However, no uniform policy of coverage and reimbursement exists among third‑party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement. The Centers for Medicare & Medicaid Services, or the CMS, is the agency responsible for administering the Medicare program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and few precedents for these types of products.  Moreover, reimbursement agencies in the European Union may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third‑party payors will decide with respect to the coverage and reimbursement for AVXS‑101.

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost‑containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. For example, it was announced in 2017 that the marketing authorization in Europe for one gene therapy product approved in the European Union in 2012 would not be renewed because patient usage was extremely limited. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to set their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidate. Accordingly, in markets outside the United States, the reimbursement for our product candidate may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.

Additionally, in countries where the pricing of gene therapy products is subject to governmental control, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low‑priced and high‑priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Moreover, increasing efforts by government and third‑party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for AVXS‑101. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and the CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover AVXS‑101 if we or our partners are ultimately able to commercialize it. We expect to experience pricing pressures in connection with the sale of AVXS‑101 due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.

If we obtain approval to commercialize AVXS‑101 outside of the United States, in particular in the European Union, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing AVXS‑101 outside the United States, including:

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

AVXS‑101 is manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of AVXS‑101 subjects us to production risks. While product batches released for use in clinical trials or, in the future, for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate product candidates not complying with stability requirements or specifications. AVXS‑101 must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, AVXS‑101’s remaining shelf‑life could be impaired or its efficacy and safety could be adversely affected, making it no longer suitable for use.

The occurrence, or suspected occurrence, of production and distribution difficulties can lead to lost inventories and, in some cases, product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished AVXS‑101 or the loss thereof could hinder our ability to timely distribute AVXS‑101 and satisfy customer demand. Any unforeseen failure in the storage of the product or loss in supply could delay our clinical trials and, if AVXS‑101 is approved, result in a loss of our market share and negatively affect our business, financial condition, results of operations and prospects.

If AVXS‑101 becomes subject to a product recall it could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the product would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our product candidate in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government‑mandated or voluntary recall by us could occur as a result of manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our product candidate would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our product candidate in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, we could be required to report those actions as recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

Risks related to our business operations

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts will focus on our ongoing clinical trials and potential approval of AVXS‑101, a key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat rare and life‑threatening neurological genetic diseases, including Rett syndrome and genetic ALS, for which we are conducting preclinical studies. We intend to do so by exploring strategic partnerships for the development of new products and in‑licensing technologies leading to the development of new product candidates. Identifying new product candidates requires substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;
•	competitors may develop alternatives that render our product candidates obsolete;
•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights that we are unable to license;
•

a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by patients, the medical community or third‑party payors.

If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.

We may fail to capitalize on other potential product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to develop and commercialize AVXS‑101. AVXS‑101 may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the product unmarketable or unlikely to receive marketing approval.

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

We are highly dependent on members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

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

If we are unable to build and integrate our management team, our business could be harmed.

Our success depends largely on the development and execution of our business strategy by our senior management team. Dr. Kaspar was historically employed as our Chief Scientific Officer on a part‑time basis, while he devoted a majority of his professional time to his responsibilities at NCH. Effective September 2017, Dr. Kaspar began serving as our Chief Scientific Officer on a full‑time basis. Under the terms of his former NCH employment agreement, NCH owns all inventions and discoveries, whether patentable or not, that Dr. Kaspar made, conceived or reduced to practice while at NCH, unless otherwise specifically provided for by the terms of a sponsored research agreement between NCH and us.

We cannot assure you that our new management will succeed in working together as a team, working well with our other existing employees or successfully executing our business strategy in the near‑term or at all, which could harm our business and financial prospects. Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new executive management team, our operations and prospects could be harmed.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of AVXS‑101 if it is approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and any future product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non‑compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing on January 1, 2019) point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the PPACA We continue to evaluate the possible impact of the PPACA, as amended, and the possible repeal and/or replacement of the PPACA on our business.

Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic products that are demonstrated to be “highly similar” or “biosimilar or interchangeable” with an FDA‑approved biologic product. This pathway allows competitors to reference data from biologic products already approved after 12 years from the time of approval. This could expose us to potential competition by lower‑cost biosimilars even if we commercialize a product candidate faster than our competitors. Moreover, this abbreviated approval pathway does not preclude or delay a third party from pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical trial data. Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for AVXS‑101 or additional pricing pressures, and may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Our relationships with customers, physicians, and third‑party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our operations may be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti‑Kickback Statute, the federal civil and criminal laws and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The PPACA amended the intent requirement of the federal Anti‑Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•

federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The PPACA provides and recent government cases against pharmaceutical and medical device manufacturers support the view that federal Anti‑Kickback Statute violations and certain marketing practices, including off‑label promotion, may implicate the federal civil False Claims Act;

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

•

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non‑compliance with these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

We face an inherent risk of product liability exposure related to the clinical testing of AVXS‑101 and any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of AVXS‑101 could be delayed.

The recently enacted comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, contains significant changes to corporate taxation including, among other things, reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense (except for certain small businesses), limitation of the deduction for future net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits, including the Orphan Drug credit. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Risks related to our intellectual property

Our rights to develop and commercialize AVXS‑101 and our preclinical programs for Rett syndrome and genetic ALS are subject to the terms and conditions of licenses granted to us by others.

We do not currently own any patents or patent applications and we are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and product candidate(s), including technology related to our manufacturing process and AVXS‑101. These and other licenses may not provide exclusive rights to use such intellectual property and technology, at all, or in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidate(s) in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products, including in territories included in all of our licenses. Our licenses are limited by field.

Licenses to additional third‑party technology and materials that may be required for our development programs, including additional technology and materials owned by NCH or any of our current licensors, may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with NCH and REGENXBIO Inc., or REGENXBIO, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidate(s) that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

The research resulting in certain of our licensed patent rights and technology, including that licensed from REGENXBIO and NCH, was funded in part by the U.S. government. As a result, the government may have certain rights, including march‑in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non‑exclusive license authorizing the government to use the invention for government purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march‑in rights to use or allow third parties to use our licensed technology. The government can exercise its march‑in rights if it determines that action is necessary because we fail to achieve practical application of the government‑funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture product candidate(s) embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Our success depends, in large part, on our ability to seek, obtain and maintain patent protection in the United States and other countries with respect to AVXS‑101 and to future innovation related to our manufacturing technology. Our licensors have sought and we intend to seek to protect our proprietary position by filing patent applications in the United States and, in some cases, abroad related to certain technologies and AVXS‑101 that are important to our business. Our current patent portfolio contains a limited number of patents and applications, all of the patents and patent applications currently in our patent portfolio are in‑licensed from third parties and all of the exclusively licensed patents and patent applications in our patent portfolio are limited to compositions and methods that use an AAV9 capsid. However, the risks associated with patent rights generally apply to patent rights that we in‑license now or in the future, as well as patent rights that we may own in the future. Moreover, the risks apply with respect to patent rights and other intellectual property applicable to AVXS‑101, as well as to any intellectual property rights that we may acquire in the future related to future product candidates, if any.

The patent prosecution process is expensive, time‑consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, one of the patent application families licensed to us related to AVXS‑101 was filed in the United States only. As a result, we will not have the opportunity to obtain patent protection for the inventions disclosed in that patent application family outside the United States. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for our product candidate will soon expire.

We believe our in‑licensed patent portfolio includes claims that, if issued, would cover our AVXS‑101 product candidate. Should a pending application containing such claims issue as a patent, such patent would expire in 2029 in the United States. However, claims covering AVXS‑101 may never issue from this pending application. Additionally, there are no foreign counterpart patents or applications, and thus, comparable protection will not be available outside the United States. Our patent applications are at an early stage and there is no assurance that patents will issue from such applications.

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

We are a party to intellectual property license agreements with NCH, REGENXBIO and AskBio, each of which is important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. See “Business—Our Collaboration and License Agreements.” If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, or, in some cases, under other circumstances, the licensor may have the right to terminate the license, in which event we would not be able to market product candidate(s) covered by the license. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

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

Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. We may not be aware of all third‑party intellectual property rights potentially relating to AVXS‑101 or any future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty.

Even if the patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non‑infringing manner. Even if issued, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidate(s). Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect AVXS‑101 or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us by REGENXBIO may be used by REGENXBIO or licensed to third parties outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against REGENXBIO or another licensee or in administrative proceedings brought by or against REGENXBIO or another licensee in response to such litigation or for other reasons.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our licensed patents may be challenged in courts or patent offices in the United States and abroad. For example, we may be subject to a third‑party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending licensed patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post‑grant review or interference proceedings challenging the patent rights of others from whom we have obtained licenses to such rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to the inventors of our licensed patents, or may have filed patent applications before the University of Pennsylvania, as owner of the patent rights licensed by us from REGENXBIO, or NCH did. A competitor who can establish an earlier filing or invention date may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our licensed patents, if issued. Competitors may also contest our licensed patents, if issued, by showing that the invention was not patent‑eligible, was not novel, was obvious or that the patent claims failed any other requirement for patentability.

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

Even if they are unchallenged, our licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our licensed patents by developing similar or alternative technologies or therapeutics in a non‑infringing manner. For example, a third party may develop a competitive therapeutic that provides benefits similar to one or more of our product candidates but that uses a vector or an expression construct that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

We currently depend, and will continue to depend, on our license agreements, including our agreements with NCH and our agreements with REGENXBIO and AskBio, whereby we obtain rights in certain patents and patent applications owned by the Trustees of the University of Pennsylvania and the University of North Carolina, respectively. Further development and commercialization of AVXS‑101 may and development of any future product candidates will require us to enter into additional license or collaboration agreements, including, potentially, additional agreements with NCH or any of our other licensors. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If any of our licenses or material relationships or any in‑licenses upon which our licenses are based including the underlying agreements between REGENXBIO and the Trustees of the University of Pennsylvania, and AskBio and the University of North Carolina, are terminated or breached, we may:

•	lose our rights to develop and market AVXS‑101;
•	lose patent protection for AVXS‑101;

•	experience significant delays in the development or commercialization of AVXS‑101;
•	not be able to obtain any other licenses on acceptable terms, if at all; or
•	incur liability for damages.

In addition, as described in Note 11, Commitments and Contingencies to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, Sophia’s Cure Foundation, or SCF, has filed a complaint alleging that our performance under our license agreement with NCH, including our sponsorship of the IND and clinical trial for AVXS‑101, interferes with SCF’s rights under a donation agreement that SCF entered into with NCH in 2012. If this claim is successful, it may adversely affect our rights and ability to advance AVXS‑101 as a clinical candidate or subject us to liability for monetary damages, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

These risks apply to any agreements that we may enter into in the future for AVXS‑101 or for any future product candidates. If we experience any of the foregoing, it could have a material adverse effect on our business, financial condition, results or operations and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow commercialization of AVXS‑101. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign AVXS‑101 or the methods for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize AVXS‑101, which would harm our business significantly. We cannot provide any assurances that third‑party patents or other intellectual property rights do not exist which might be enforced against our current manufacturing methods, product candidate or future methods, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

In each of our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology is controlled solely by the licensor, and we may be required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in each of our license agreements our licensors have the first right to bring any actions against any third party for infringing on the patents we have licensed. Our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing product candidate(s). Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation‑related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship or ownership of inventions and know‑how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize AVXS‑101.

We may not be successful in obtaining necessary rights to AVXS‑101 through acquisitions and in‑licenses.

We currently have certain rights to the intellectual property, through licenses from third parties, to develop AVXS‑101. Because our programs may require the use of additional proprietary rights held by these or other third parties, the growth of our business likely will depend, in part, on our ability to acquire, in‑license or use these proprietary rights. We may be unable to acquire or in‑license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for AVXS‑101. The licensing or acquisition of third‑party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third‑party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We may collaborate with non‑profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

Our Chief Scientific Officer, Dr. Brian Kaspar, was a faculty member at NCH. NCH owns inventions and discoveries, whether patentable or not, that Dr. Kaspar made, conceived or reduced to practice while he was an employee of NCH, unless otherwise specifically provided for by the terms of a sponsored research agreement between us and NCH. If we are unable to secure sufficient rights in intellectual property made by Dr. Kaspar, our business, including the ability to pursue development and commercialization of AVXS‑101, may be harmed.

If we are unable to successfully obtain rights to required third‑party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of AVXS‑101 and our business, financial condition, results of operations and prospects could suffer. Moreover, to the extent that we seek to develop other product candidates in the future, we will likely require acquisition or in‑license of additional proprietary rights held by third parties.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non‑compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to non‑U.S. patent agencies. The USPTO and various non‑U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non‑compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.

Some intellectual property which we have in‑licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march‑in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non‑U.S. manufacturers.

Some of the intellectual property rights we have licensed, including rights owned by the Trustees of the University of Pennsylvania and licensed from REGENXBIO, and rights licensed from NCH, may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh‑Dole Act of 1980, or Bayh‑Dole Act. These U.S. government rights in certain inventions developed under a government‑funded program include a non‑exclusive, non‑transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non‑exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march‑in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non‑U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh‑Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidate(s) in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements with NCH and REGENXBIO grant us worldwide rights, certain of our in‑licensed U.S. patent rights related to intravenous delivery of AVXS‑101 lack corresponding foreign patents or patent applications, and in the case of NCH, the patent application families licensed to us related to the intravenous delivery of AVXS‑101, which were filed in the United States only. Thus, in some cases, we will not have the opportunity to obtain patent protection for certain licensed technology outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate(s) and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Issued patents covering AVXS‑101 could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering AVXS‑101, assuming such a patent has or does issue, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. Presently, although patents licensed from REGENXBIO have issued, none of the patent applications licensed to us from NCH have issued as patents. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non‑enablement or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover AVXS‑101. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on AVXS‑101. Such a loss of patent protection could have a material adverse impact on our business.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know‑how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of AVXS‑101 discovery and development processes that involve proprietary know‑how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. However, we may not be able to prevent the unauthorized disclosure or use of our technical know‑how or other trade secrets by the parties to these agreements, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets.

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

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors could purchase our product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ therapeutics, our competitive position could be adversely affected, as could our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell AVXS‑101 and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to AVXS‑101 and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our therapeutics infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non‑practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third‑party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third‑party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third‑party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, AVXS‑101 or the use of AXVS‑101.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third‑party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize AVXS‑101. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S.

patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that AVXS‑101 or our technology did not infringe a third-party patent.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk that we may be found, to infringe a third party’s valid and enforceable intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate, including AVXS‑101. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing AVXS‑101 or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time‑consuming. Competitors may infringe our patents or the patents of our licensing partners, should such patents issue or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, as well as our academic partners. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. For example, our Chief Scientific Officer, Dr. Brian Kaspar, was a faculty member at NCH. NCH owns inventions and discoveries, whether patentable or not, made, conceived or reduced to practice by him while he was an employee of NCH, unless otherwise specifically provided for by the terms of a sponsored research agreement between NCH and us. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self‑executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Moreover, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have a material adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidate(s).

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first‑to‑invent” system to a “first‑to‑file” system, allow third‑party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent through various post grant proceedings administered by the USPTO. Under a first‑to‑file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the Supreme Court of the United States, or the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well‑understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent‑ineligible natural phenomenon into patent‑eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to patent‑ineligible subject matter. On June 13, 2013, the Supreme Court issued its decision in

Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA may be patent eligible.

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

We cannot assure you that our efforts to seek patent protection for our technology and product candidate(s) will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Moreover, although the Supreme Court held in Myriad that isolated segments of naturally occurring DNA are not patent‑eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene‑related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non‑infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third‑party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

If we do not obtain patent term extension for AVXS‑101, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of AVXS‑101, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch‑Waxman Amendments. The Hatch‑Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in‑license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner, and our revenue could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have registered trademark applications with the USPTO for the mark and logo “AveXis.” We also have a pending trademark application with the USPTO for the mark “AVXS‑101,” approval of which is not guaranteed. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents that we hold rights to now or in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•	others may have access to the same intellectual property rights licensed to us on a non‑exclusive basis;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents or other intellectual property rights of others may have an adverse effect on our business; and
•	we may choose not to file a patent for certain trade secrets or know‑how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks related to ownership of our common stock

Our executive officers, directors and principal stockholders will maintain the ability to control all matters submitted to stockholders for approval.

As of February 26, 2018, our executive officers and directors and their respective affiliates beneficially own an aggregate of approximately 11.7% of our common stock. As a result, if these stockholders were to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would likely be able to exert significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Since our initial public offering in February 2016, the intraday price of our common stock has fluctuated from a low of $16.11 to a high of $128.00. As a result of this volatility, you may not be able to sell your common stock at or above the price that you paid for it. The price of our common stock may continue to fluctuate substantially due to many factors, including:

•	results of clinical trials of our product candidate or those of our competitors;
•	the success of competitive products or technologies;
•	commencement or termination of collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in‑license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class‑action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one‑time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or AVXS‑101.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or AVXS‑101, or grant licenses on terms unfavorable to us.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly now that we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes‑Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our annual reports. Additionally, because we ceased to qualify as an emerging growth company as of December 31, 2017, we also must include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting, continued steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and implemented a continuous reporting and improvement process for internal control over financial reporting, and will need to continue to do so in the future.

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
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so‑called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

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

As of December 31, 2017, the Company had federal and state net operating loss carryforwards available to reduce future taxable income of approximately $119.8 million and $111.0 million, respectively, which expire beginning in 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred or has occurred as a result of our initial public offering or our subsequent September 2016 public offering. Our entire federal and state net operating loss carryforward is available for immediate use based on the IRC 382 analysis performed.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease a total of 18,942 square foot facility for our corporate headquarters in Bannockburn, Illinois that expires in July 2024. We believe that our existing facilities are adequate to meet our current administrative needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

We lease 48,529 square feet of warehouse and office space in Libertyville, Illinois that expires in August 2026. A portion of the warehouse space is being converted into manufacturing space. We believe this space is adequate to meet our current manufacturing needs. We lease an additional 4,582 square feet of office space in Libertyville, Illinois. This has subsequently been reduced to one month-to-month lease agreement. We also lease 12,539 square feet of warehouse and office space in Libertyville, Illinois adjacent to our manufacturing facility.

We lease 16,808 square feet in San Diego, California for research and development activities.

Item 3.  Legal Proceedings

For this item, please refer to Note 11, Commitments and Contingencies to the Notes to Consolidated Financial Statements appearing in Part II, of this Annual Report on Form 10‑K.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock commenced trading on The Nasdaq Global Select Market under the symbol “AVXS” on February 12, 2016. Prior to our initial public offering, there was no public market for our common stock. The following table sets forth the high and low daily sale prices for our common stock for each calendar quarter during 2017 and 2016, as reported on the Nasdaq Global Select Market:

	2017		2016 (a)
	High	Low	High	Low
First Quarter	$85.98	$46.41	$29.63	$16.11
Second Quarter	83.59	65.23	47.76	20.51
Third Quarter	101.67	76.38	46.02	31.55
Fourth Quarter	116.15	90.73	72.72	40.56
(a)	First quarter 2016 data is from February 12, 2016, the first day that AVXS began trading on The Nasdaq Global Select Market.

On February 26, 2018, the closing price for our common stock as reported on The Nasdaq Global Select Market was $123.77 per share.

Performance Graph

The graph below compares the 23‑month cumulative total stockholder return on our common stock, the Nasdaq Stock Market (US) Index, and the Nasdaq Composite Index and the Nasdaq Biotechnology Index, assuming the investment of $100.00 on February 12, 2016, the first day that AVXS began trading on The Nasdaq Global Select Market upon our initial public offering, with dividends being reinvested. The historical stock price performance in the graph below is not necessarily indicative of future price performance.

Comparison of 23 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2017
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
2/12/2016
2/29/2016
3/31/2016
4/30/2016
5/31/2016
6/30/2016
7/31/2016
8/31/2016
9/30/2016
10/31/2016
11/30/2016
12/31/2016
1/31/2017
2/28/2017
3/31/2017
4/30/2017
5/31/2017
6/30/2017
7/31/2017
8/31/2017
9/30/2017
10/31/2017
11/30/2017
12/31/2017
AveXis, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

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

Stockholders

As of February 26, 2018, there were 18 stockholders of record for our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

The selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 2014 and 2013, and the selected balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements not included in this Annual Report. Our cash used in operations during the year ended December 31, 2017 was $157.4 million, and we had $324.1 million of cash and cash equivalents as of December 31, 2017.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and the audited financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations data:
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	69,976	24,523	11,080	1,870	1,834
Research and development	150,391	58,892	27,493	13,550	363
Total operating expenses	220,367	83,415	38,573	15,420	2,197
Loss from operations	(220,367)	(83,415)	(38,573)	(15,420)	(2,197)
Other income	—	—	84	—	—
Interest income (expense)	2,316	403	15	(132)	(17)
Net loss	$(218,051)	$(83,012)	$(38,474)	$(15,552)	$(2,214)
Net loss attributable to common stockholders:
Net loss	(218,051)	(83,012)	(38,474)	(15,552)	(2,214)
Less: deemed preferred dividends on common stock	—	—	—	(866)	—
Net loss attributable from continuing operations to common stockholders	(218,051)	(83,012)	(38,474)	(16,418)	(2,214)
Loss from discontinued operations	—	—	—	(154)	(475)
Net loss attributable to common stockholders	$(218,051)	$(83,012)	$(38,474)	$(16,572)	$(2,689)
Weighted‑average basic and diluted common shares	29,935	22,648	7,088	6,916	6,229
Basic and diluted net loss per common share from continuing operations	$(7.28)	$(3.67)	$(5.43)	$(2.37)	$(0.35)
Basic and diluted net loss per common share from discontinued operations	—	—	—	(0.02)	(0.08)
Basic and diluted net loss per common share	$(7.28)	$(3.67)	$(5.43)	$(2.39)	$(0.43)

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$324,117	$240,430	$62,252	$3,120	$—
Total assets	$391,578	$270,575	$65,084	$3,175	$717
Total liabilities	$58,838	$24,443	$6,877	$5,047	$2,014

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a clinical‑stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life‑threatening neurological genetic diseases. Our initial product candidate, AVXS‑101, is our proprietary gene therapy product candidate for the treatment of spinal muscular atrophy, or SMA. SMA is a severe neuromuscular disease characterized by the loss of motor neurons, leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births. SMA is generally divided into sub‑categories termed SMA Type 1, 2, 3 and 4. We are conducting a pivotal clinical trial for AVXS‑101 for the treatment of SMA Type 1, the leading genetic cause of infant mortality. SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. In the incident population, approximately 60% of SMA patients have Type 1. In our recently completed Phase 1 clinical trial of AVXS‑101 in patients with SMA Type 1, we observed a favorable safety profile and that AVXS-101 was generally well-tolerated. As of August 7, 2017, all patients in the trial survived event-free at 20 months of age, in contrast to the 8% event-free rate at 20 months demonstrated in an independent, peer-reviewed natural history study of patients with SMA Type 1. Additionally, we observed improved motor function, including in some patients, the attainment of motor milestones such as the ability to sit unassisted, crawl, stand and walk — motor milestone achievements that are essentially never seen among untreated patients suffering from SMA Type 1.

The survival motor neuron protein, or SMN, is a critical protein for normal motor neuron signaling and function.  SMA, and the SMA sub‑types, are diagnosed by identifying the existence of a genetic defect in the SMN1 gene, by determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity and appropriate clinical signs and symptoms of the disease. Patients with SMA Type 1 either have experienced a deletion of their SMN1 genes, which prevents them from producing adequate levels of functional SMN protein, or carry a mutation in their SMN1 gene. AVXS‑101 is designed to deliver a fully functional human SMN gene into the nuclei of target cells, including motor neurons that then generates an increase in SMN protein levels, and we believe this will result in improved motor neuron function and patient outcomes. We believe gene therapy is a therapeutic approach that is well‑suited for the treatment of SMA due to the monogenic nature of the disease, meaning it is caused by mutations in or deletions of a single gene. AVXS‑101 is designed to possess the key elements of an optimal gene therapy approach to SMA, potentially enabling a one‑time dose regimen: delivery of a fully functional human SMN gene into target motor neuron cells; production of sufficient levels of SMN protein required to improve motor neuron function; and rapid onset of effect in addition to sustained SMN gene expression. AVXS‑101 utilizes a non‑integrating adeno‑associated virus, or AAV, capsid to deliver a functional copy of a human SMN gene to the patient’s own cells without modifying the existing DNA of the patient. Unlike many other capsids, the AAV9 capsid utilized in AVXS‑101 crosses the blood‑brain barrier, a tight protective barrier which regulates the passage of substances between the bloodstream and the brain, thus allowing for intravenous administration. In addition, AAV9 has been observed in preclinical studies to efficiently target motor neuron cells when delivered via either intrathecal or intravenous administration. AVXS‑101 has a self‑complementary DNA sequence that enables rapid onset of effect and a continuous promoter that is intended to allow for continuous and sustained SMN gene expression. Although the U.S. Food and Drug Administration, or FDA, approved an alternative-splicing drug for the treatment of SMA in December 2016, we believe that there remains significant unmet medical need and interest in a gene replacement therapy for SMA that can act on the underlying defect in the SMN1 gene and that can provide enhanced survival and motor function benefit via a one‑time dose.

To date, we have funded our research and development and operating activities primarily through private and public equity financings totaling $594.0 million of net proceeds. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net operating losses were $218.1 million and $83.0 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $359.6 million. We expect to continue to incur significant expenses and operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS‑101; develop our planned new programs for Rett syndrome and genetic ALS; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS‑101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel.

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

As of December 31, 2017, we have reimbursed NCH $0.5 million under the NCH SMA License, which includes $161.7 million in aggregate development costs.

REGENXBIO, Inc.

In March 2014, we entered into an exclusive license agreement with ReGenX Biosciences, LLC, or ReGenX Biosciences, predecessor to REGENXBIO Inc., or REGENXBIO, under certain patent rights owned by the Trustees of the University of Pennsylvania and licensed to ReGenX Biosciences, for the development and commercialization of products to treat spinal muscular atrophy by in vivo gene therapy using AAV9. In January 2018, we entered into an amendment to this license agreement with REGENXBIO, or the REGENXBIO SMA License, pursuant to which REGENXBIO granted us an exclusive, worldwide commercial license, with rights to sublicense, to any recombinant AAV vector in REGENXBIO’s intellectual property portfolio during the term of the license agreement for the treatment of SMA in humans by in vivo gene therapy. Under the REGENXBIO SMA License, we paid ReGenX Biosciences an initial licensing fee of $2.0 million. In connection with the amendment to the REGENXBIO SMA License, we paid or are required to pay additional fees of $80.0 million upon entry into the amendment, $30.0 million on the first anniversary of the effective date of the amendment and $30.0 million on the second anniversary of the effective date of the amendment. We are also required to pay REGENXBIO annual maintenance fees, up to $120.0 million in sales-based milestone fees for all REGENXBIO SMA products covered by the REGENXBIO SMA License, or REGENXBIO SMA Licensed Products; mid-single to low-double digit royalty percentages on net sales of REGENXBIO SMA Licensed Products using AAV9, subject to reduction in specified circumstances; a low-double digit royalty percentage on net sales of REGENXBIO SMA Licensed Products using an AAV vector other than AAV9, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees we receive from sublicensees for the licensed patent rights. As of December 31, 2017, we have paid $3.4 million under the REGENXBIO SMA License, which includes $1.3 million in aggregate milestone payments. We paid $80.0 million in connection with the amendment to the REGENXBIO SMA License in January 2018.

Asklepios Biopharmaceutical, Inc.

In May 2015, we entered into a non-exclusive, worldwide license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, under certain patents and patent applications, for the use of AskBio’s self-complementary AAV genome technology for the treatment of SMA in humans, or the AskBio License. Under the AskBio License, we paid AskBio a one-time upfront license fee of $1.0 million, payable across stipulated milestones. We are also required to pay ongoing annual maintenance fees, up to a total of $0.6 million in clinical development milestone payments and up to a total of $9.0 million in commercial milestone payments. Under the terms of the AskBio License, we are required to pay AskBio annual tiered royalties on net sales of any products covered by the AskBio License, on a country-by-country basis, starting at percentages in the low-single digits and increasing to mid-single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event we exercise our option to make a specified one-time royalty option fee payment to AskBio. We must also pay AskBio a low-double digit percentage of all consideration we receive from any sublicense of the licensed technology. Through December 31, 2017, we have paid the $1.0 million upfront license fee owed under the AskBio License and $0.6 million for a clinical development milestone payment.

Preclinical Programs for Rett Syndrome and ALS

We have also entered into three license agreements relating to our planned new programs for Rett syndrome and ALS.

REGENXBIO Inc.

Effective June 7, 2017, we entered into an exclusive license agreement with REGENXBIO under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to REGENXBIO, for the development and commercialization of products to treat Rett syndrome and genetic ALS using the AAV9 vector, or the REGENXBIO Rett and ALS License. Under the REGENXBIO Rett and ALS License, REGENXBIO granted us an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the REGENXBIO Rett and ALS License, or the REGENXBIO Rett and ALS licensed products, for the treatment of (i) Rett syndrome in humans by in vivo gene therapy using AAV9 delivering the gene encoding for methyl CpG binding protein 2, and (ii) ALS caused by SOD1 mutation in humans by in vivo gene therapy using AAV9 delivering the gene encoding for SOD1, subject to certain rights reserved by REGENXBIO and its licensors. The patent rights exclusively in-licensed include an issued United States patent, which expires in 2026. We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the REGENXBIO Rett and ALS License. Under the REGENXBIO Rett and ALS License we grant a non-exclusive, worldwide, royalty-free, transferable, sublicenseable, irrevocable, perpetual license back to REGENXBIO to (a) use any patentable modifications and improvements to the licensed technology that we or our affiliates or sublicensees develop, or licensed back improvements, and (b) practice the licensed back improvements in connection with AAV9 outside of our fields of use.

Under the terms of the REGENXBIO Rett and ALS License, we have paid or are required to pay:

•	an initial fee of $6.0 million;
•	an annual maintenance fee;
•	up to $36.0 million in total milestone fees for the REGENXBIO Rett and ALS licensed products;
•	a low double-digit royalty percentage on net sales of REGENXBIO Rett and ALS licensed products, subject to reduction in specified circumstances; and
•	a lower mid-double-digit percentage of any sublicense fees we receive from sublicensees for the licensed intellectual property.

We are obligated to achieve certain development milestones with respect to the licensed disease indications. We do not have the right to control prosecution of the in-licensed patent applications nor the right to enforce the in-licensed patents. In addition, our rights under the REGENXBIO Rett and ALS License are generally not assignable without the prior written consent of REGENXBIO.

The REGENXBIO Rett and ALS License will expire upon the later of (i) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property to expire, lapse or become abandoned or unenforceable in all the countries of the world or (ii) seven years from the first commercial sale of each REGENXBIO Rett and ALS licensed product. Upon expiration of the REGENXBIO Rett and ALS License, the license granted to us becomes irrevocable, perpetual, royalty-free and fully paid-up. We have the right to terminate the REGENXBIO Rett and ALS License upon a specified period of prior written notice. REGENXBIO may terminate the REGENXBIO Rett and ALS License if we or our affiliates become insolvent, if we are greater than a specified number of days late in paying money due under the REGENXBIO Rett and ALS License, or, effective immediately, if we or our affiliates, or sublicensees commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the REGENXBIO Rett and ALS License for material breach if such breach is not cured within a specified number of days. Upon termination of the REGENXBIO Rett and ALS License, other than for REGENXBIO’s material breach, we grant to REGENXBIO a non-exclusive, perpetual, irrevocable, worldwide, royalty-free, transferable, sublicenseable license under patentable modifications and improvements to any vector claimed by the licensed patents for use by REGENXBIO for the research, development and commercialization of products in any therapeutic indication.

As of December 31, 2017, we have paid REGENXBIO the initial $6.0 million fee.

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

As of December 31, 2017, we have paid NCH initial fees of $0.3 million and annual maintenance fees of $50,000 under the NCH Licenses for Rett syndrome and ALS.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the commercial sale of gene therapy products. In the future, we will seek to generate revenue primarily from product sales and, potentially, collaborations with strategic partners.

Operating Expenses

We classify our operating expenses into two categories: research and development and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock‑based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources.

Research and Development Costs

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop potential gene therapy treatments. This includes conducting preclinical studies and clinical trials, investment in our manufacturing facility, manufacturing equipment and manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Up‑front fees incurred in obtaining technology licenses for research and development activities are expensed as incurred if the technology licensed has no alternative future use. Our research and development expense primarily consists of:

•	salaries and personnel‑related costs, including benefits and any employee stock‑based compensation, for our scientific personnel performing research and development activities;
•

stock‑based compensation expense related to restricted common stock grants and, prior to our initial public offering, or IPO, stock warrant issuances to consultants assisting us in the research and development of our product candidate;

•	costs related to executing preclinical studies and clinical trials;
•	costs related to acquiring, developing and manufacturing materials for preclinical studies and clinical trials;
•	costs related to developing processes and analytical methods to manufacture and test product from a significant number of small scale and full-scale engineering runs;
•	fees paid to consultants and other third parties who support our product candidate development;
•	other costs incurred in seeking regulatory approval of our product candidates; and
•	allocated facility‑related costs and overhead.

We typically utilize our employee, consultant and infrastructure resources across our development programs. To date, substantially all of our research and development expenses have been associated with AVXS‑101.

We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop and manufacture AVXS‑101 and to advance the development of future product candidates, subject to the availability of sufficient funding.

The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of AVXS‑101 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

General and Administrative Expense

General and administrative expense consists primarily of salaries and personnel‑related costs, including employee benefits and any stock‑based compensation, for employees performing functions other than research and development. This includes personnel in executive, business operations, finance and administrative support functions.

Other general and administrative expenses include facility‑related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, expenses associated with obtaining and maintaining patents and costs of our information systems.

We expect that our general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop and potentially commercialize AVXS‑101 and our future product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10‑K for the year ended December 31, 2017, or this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development and manufacturing activities, including salaries, employee stock‑based compensation and benefits, third‑party license fees, external costs of outside vendors engaged to conduct preclinical development activities and clinical trials, and, prior to our IPO, stock‑based compensation expense related to restricted common stock grants and stock warrant issuances to consultants assisting us in the research and development of our product candidates.

Upfront and milestone payments made to third parties who perform research and development services on our behalf are expensed as services are rendered or when they no longer have alternative future use. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in‑process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Stock‑Based Compensation

We account for stock‑based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock‑based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Our stock‑based compensation awards have historically consisted of stock options, restricted stock units and shares of restricted stock. In addition, certain other equity transactions involving our directors and executive officers have had a compensatory element, which we also account for as stock‑based awards.

Our stock‑based awards are subject to service and performance‑based vesting conditions. Compensation expense related to awards to employees with only service‑based vesting conditions is recognized on a straight‑line basis over the requisite service vesting portion of the award as if the award was, in substance, multiple awards, or the Graded Vesting Attribution Method, based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non‑employees with only service‑based vesting conditions is recognized based on the then‑current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, using the Graded Vesting Attribution Method.

Compensation expense related to awards to employees with only performance‑based vesting conditions is recognized based on the estimated grant date fair value of the award over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non‑employees with only performance‑based vesting conditions is recognized based on the then‑current fair value at each financial reporting date prior to the measurement date over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable.

We calculate the fair value of stock options using the Black‑Scholes option‑pricing model. The Black‑Scholes option‑pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options and the risk‑free interest rate for a period that approximates the expected term of our stock options. Additionally, for grants prior to our initial public offering, we also estimated the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

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

•	The assumed dividend yield of zero is based on our expectation of not paying dividends for the foreseeable future;
•	Our estimates of expected term used in the Black‑Scholes option pricing model were based on the estimated time from the grant date to the date of exercise;
•	We determine the risk‑free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures. To date, we have had minimal forfeitures, accordingly, we have assumed no forfeiture rate.

Stock‑based awards issued to non‑employees, consisting of stock warrants and restricted common shares, are accounted for using the fair value method in accordance with ASC 505‑50, Equity‑Based Payments to Non‑Employees. These stock warrants and restricted common shares have been granted in exchange for consulting services to be rendered, and vest according to certain service or performance conditions. In accordance with authoritative guidance, the fair value of non‑employee stock‑based awards is estimated on the date of grant, and subsequently revalued at each reporting period until the award vests or a measurement date has occurred using the Black‑Scholes option‑pricing model.

The following summarizes the assumptions we used to estimate the fair value of stock options that we granted to employees for the period indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Expected volatility	86.34%	91.84%	90.00%
Risk-free interest rate	1.94%	1.45%	1.57%
Expected term (in years)	6.08	6.08	6.08
Expected dividend yield	—%	—%	—%

In addition to stock options and stock warrants, we have also incurred stock‑based compensation expense in connection with other equity transactions involving employees and directors.

In January 2014, we issued 2,334,391 shares of restricted common stock to Dr. Brian Kaspar, a director of the company, pursuant to a consulting agreement for scientific advisory services to be performed by Dr. Kaspar. Of these shares, 583,597 shares were vested at the time of grant. The remaining shares vested in full on January 1, 2016, upon the effectiveness of Dr. Kaspar’s employment agreement. The non‑vested shares under the award were revalued each period until they vested. The award had a grant date fair value of $3.5 million. We recorded compensation expense of $19.3 million for the year ended December 31, 2015 related to this award. As a result of the vesting in full of the 1,750,794 unvested shares in January 2016, we recorded $10.4 million in research and development expense for the year ended December 31, 2016.

The table below summarizes the stock‑based compensation expense recognized in our statements of operations by type (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Restricted stock grant to consultant	$—	$10,371	$19,322
Warrants issued to consultant	—	—	359
Employee restricted stock units	659	759	—
Employee stock-option grants	30,885	15,656	5,250
	$31,544	$26,786	$24,931

The table below summarizes the stock‑based compensation expense recognized in our statements of operations by classification (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Research and development	$15,951	$17,052	$20,975
General and administrative	15,593	9,734	3,956
	$31,544	$26,786	$24,931

Determination of the Fair Value of Stock‑Based Compensation Grants

The following table summarizes by grant date the number of shares of our common stock subject to stock options granted during 2017 and 2016, as well as the associated per‑share exercise price of the award, the estimated fair value per share of our common stock on the grant date, and the estimated fair value per share of the award:

			Estimated
		Weighted	Fair
		Average	Value per
	Number of Shares	Exercise	Share
	Underlying	Price	of Common
Grant Date	Options Granted	per Share	Stock
January 1, 2017 ‑ March 31, 2017	201,250	$64.44	$47.20
April 1, 2017 ‑ June 30, 2017	636,783	$75.95	$55.79
July 1, 2017 ‑ September 30, 2017	120,812	$92.73	$60.34
October 1, 2017 ‑ December 31, 2017	144,594	$99.36	$77.63

Grant Date
January 1, 2016 ‑ March 31, 2016	338,738	$19.22	$13.00
April 1, 2016 ‑ June 30, 2016	261,000	$42.61	$31.86
July 1, 2016 ‑ September 30, 2016	277,900	$35.74	$27.86
October 1, 2016 ‑ December 31, 2016	96,000	$48.38	$35.32

Grant Date
June 10, 2015	738,300	$15.94	$15.94
August 11, 2015	527,821	$18.17	$18.17
October 13, 2015	199,856	$18.49	$18.49
December 8, 2015	34,500	$18.17	$18.17

Common Stock Valuation Methodology

Prior to our initial public offering, we were required to make significant assumptions and estimates to determine the fair value of common stock underlying stock option awards at the grant date of the award. Valuation estimates were prepared by management in accordance with the framework of the American Institute of Certified Public Accountants Practice Guide, with the assistance of independent third-party valuations, and approved by our Board of Directors. The valuations of our common stock were based on a number of objective and subjective factors, including external market conditions affecting our industry sector, the prices at which we sold shares of our common and preferred stock, and the likelihood of achieving a liquidity event such as an initial public offering.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the dollar increase or decrease in those items (in thousands):

	Year Ended December 31,		Period-to-Period
	2017	2016	Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	69,976	24,523	45,453
Research and development	150,391	58,892	91,499
Total operating expenses	220,367	83,415	136,952
Loss from operations	(220,367)	(83,415)	(136,952)
Interest income	2,316	403	1,913
Loss before income taxes	(218,051)	(83,012)	(135,039)
Income tax expense	—	—	—
Net loss	$(218,051)	$(83,012)	$(135,039)

General and Administrative

General and administrative expense increased from $24.5 million for the year ended December 31, 2016 to $70.0 million for the year ended December 31, 2017. This increase was primarily attributable to increases of $11.6 million due to a loss we incurred on a non-cash common stock settlement, $10.0 million in salaries and personnel‑related costs driven by increased headcount across all general and administrative functions to support our overall growth, $9.5 million in pre-commercial marketing expenses, $5.9 million in non‑cash stock‑based compensation, $2.0 million in legal, professional and consulting fees and $6.5 million in other administrative costs. We anticipate our general and administrative costs will continue to increase over the next several years due to increased spending on the business operations and administrative support for the manufacturing and clinical development and potential launch of AVXS‑101 and our other product candidates.

Research and Development

Research and development expense increased from $58.9 million for the year ended December 31, 2016 to $150.4 million for the year ended December 31, 2017. The increase was primarily attributable to increases of $56.9 million in third‑party clinical and manufacturing research and development spending related to our clinical trial and clinical trial product manufacturing, $15.8 million in salaries and personnel‑related expenses driven by increased headcount across all research, development and manufacturing functions, $7.5 million in license fees and $11.3 million in other research and development expenses.

We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the clinical development and manufacturing of our product candidates.

Other Income and Interest Income

Interest income for the years ended December 31, 2017 and 2016, respectively, consisted of interest earned on our cash and cash equivalents.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the dollar increase or decrease in those items (in thousands):

	Year Ended December 31,		Period-to-Period
	2016	2015	Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	24,523	11,080	13,443
Research and development	58,892	27,493	31,399
Total operating expenses	83,415	38,573	44,842
Loss from operations	(83,415)	(38,573)	(44,842)
Other income	—	84	(84)
Interest income	403	15	388
Loss before income taxes	(83,012)	(38,474)	(44,537)
Income tax expense	—	—	—
Net loss	$(83,012)	$(38,474)	$(44,537)

General and Administrative

General and administrative expense increased from $11.1 million for the year ended December 31, 2015 to $24.5 million for the year ended December 31, 2016. This increase was primarily attributable to increases of $5.7 million in non-cash stock-based compensation, $4.1 million in salaries and personnel-related costs, driven by increased headcount across all general and administrative functions, to support our overall growth, $3.9 million in legal, professional and consulting fees and partially offset by a decrease of $0.3 million in other administrative costs.

Research and Development

Research and development expense increased from $27.5 million for the year ended December 31, 2015 to $58.9 million for the year ended December 31, 2016. The increase was primarily attributable to increases of $23.4 million in third-party clinical and manufacturing research and development spending related to our clinical trial and clinical trial product manufacturing, $7.7 million in salaries and personnel-related expenses driven by increased headcount across all research, development and manufacturing functions, from 11 employees as of December 31, 2015 to 49 employees as of December 31, 2016, and $5.5 million in other research and development expenses, partially offset by decreases of $3.9 million in non-cash stock-based compensation, due to the vesting in fiscal year 2015 of Dr. Kaspar's restricted stock award, and $1.3 million in license fees.

Other Income and Interest Income

Interest income for the year ended December 31, 2016 consists of interest earned on our cash and cash equivalents. Other income consists of $0.1 million owed to Biolife Dallas that was forgiven.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our research and development and operating activities primarily through private and public equity financings totaling $594.0 million of net proceeds. In addition, in January 2018, we completed an underwritten public offering of 4,509,840 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 588,240 shares from us, at a public offering price of $102.00 per share. After deducting the underwriting discounts and commissions, the net proceeds to us were approximately $431.9 million.

As of December 31, 2017, we had cash and cash equivalents of $324.1 million and had no debt outstanding.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(157,381)	$(48,021)	$(13,796)
Net cash used in investing activities	(32,047)	(19,182)	(221)
Net cash provided by financing activities	273,115	245,381	73,149
Net increase in cash and cash equivalents	$83,687	$178,178	$59,132

Operating Activities

For the year ended December 31, 2017, our net cash used in operating activities of $157.4 million primarily consisted of a net loss of $218.1 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $46.1 million in adjustments for non‑cash items and $14.6 million in net cash provided by changes in working capital items. Adjustments for non‑cash items primarily consisted of $31.5 million of stock‑based compensation expense, and an $11.6 million loss on a non-cash common stock settlement. The $14.6 million in net cash provided by changes in working capital primarily represented a $21.7 million increase in accounts payable and accrued expenses, partially offset by a $5.4 million increase in prepaid expenses and other current assets and other long‑term assets, and a $1.7 million decrease in accrued indemnification obligation.

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

For the year ended December 31, 2015, our net cash used in operating activities of $13.8 million primarily consisted of a net loss of $38.5 million, primarily attributable to our spending on research and development and general and administrative expenses, which was partially offset by $25.4 million in adjustments for non-cash items and $0.7 million in cash used by changes in working capital items. Adjustments for non-cash items primarily consisted of $20.2 million of stock-based research and development expense, of which $19.3 million was associated with the restricted stock grant to Dr. Kaspar, and $5.3 million related to employee stock-based compensation expense. The change in working capital was primarily attributable to an increase in prepaid expenses partially offset by an increase in accounts payable and accrued expenses.

We anticipate the continued use of net cash for the foreseeable future as we continue to fund the clinical development and manufacturing of AVXS‑101 and our other product candidates and as we continue to build out our management team and corporate infrastructure.

Investing Activities

For the years ended December 31, 2017 and 2016, respectively, net cash used in investing activities consisted of $32.0 and $19.2 million of capital expenditures, primarily related to the development of our manufacturing facility and purchases of property and equipment. For the year ended December 31, 2015, net cash used in investing activities was less than $0.2 million.

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities of $273.1 million consisted primarily of funds raised from our follow‑on public offering, which closed in June 2017.

For the year ended December 31, 2016, net cash provided by financing activities of $245.4 million consisted primarily of funds raised from our initial public offering, which closed in February 2016, and our follow-on public offering, which closed in September 2016.

For the year ended December 31, 2015, net cash provided by financing activities of $73.1 million consisted of $5.0 million from the issuance of Class C preferred stock upon the achievement of certain milestones contained within the Class C preferred stock purchase agreement, $2.5 million in proceeds from the issuance of Class B‑1 preferred stock upon the achievement of certain milestones contained within the Class B preferred stock purchase agreement, $0.8 million received upon the exercise of stock options and warrants, and $64.8 million in proceeds from the issuance of Class D preferred stock.

Future Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved gene therapy products or drug therapies and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our gene therapy core business. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize AVXS‑101. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates, including with respect to development of AVXS‑101 for other types of SMA and other product candidates for other diseases. We also expect to continue to incur costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we may will need additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2020. We intend to devote the majority of our capital resources for clinical development and regulatory approval of AVXS‑101. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our studies and clinical trials for AVXS‑101;
•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including our planned new programs in Rett syndrome and genetic ALS;

•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of establishing and validating manufacturing processes and facilities, including our own, for development and commercialization of our product candidates, if approved;
•	the efforts necessary to institute post‑approval regulatory compliance requirements;
•	the costs and timing of future product in-licensing arrangements and associated upfront and milestone payments;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•

the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our product candidates from third‑party payors, including government programs and managed care organizations, and competition within the therapeutic class to which our product candidates are assigned;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property‑related claims; and
•	the extent to which we acquire or in‑license other product candidates and technologies.

Our future commercial revenue, if any, will be derived from sales of gene therapy products that we do not expect to be commercially available for several years, if at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit‑sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

Our principal commitments consist of obligations under our license milestone payment commitments, tax indemnification obligation and operating lease commitments. The following table summarizes these contractual obligations as of December 31, 2017 (in thousands):

		Less Than	1 to 3	4 to 5	More Than
Contractual Obligations(1)(2)(3)	Total	1 Year Total	Years	Years	5 Years
Tax indemnification obligation	$2,787	$2,787	$—	$—	$—
Operating lease commitments	17,306	1,414	4,044	4,305	7,543
Total contractual obligations	$20,093	$4,201	$4,044	$4,305	$7,543

(1)

Excludes potential milestone payments under the REGENXBIO SMA, REGENXBIO Rett and ALS, AskBio, NCH SMA, NCH Rett and NCH ALS Licenses. The actual amounts and timing of some of these payments are uncertain, as the payments are contingent upon future events.

(2)

We enter into agreements in the normal course of business with contract research organizations for clinical trials, with vendors for preclinical studies, manufacturing initiatives, and other services and products which are cancelable at any time by us, generally upon prior written notice.  These payments are not included in the table of contractual obligations.

(3)

In January 2018, we entered into an amendment to a license agreement with REGENXBIO pursuant to which we paid REGENXBIO an upfront payment of $80 million in January 2018 and are required to make an additional payment of $30 million on the first anniversary of the amendment and an additional payment of $30 million on the second anniversary of the amendment.

The contractual obligations table does not include any potential royalty payments we may be required to make under our supply agreement because the amount and timing of when these payments will actually be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of December 31, 2017, we had cash and cash equivalents totaling $324.1 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AveXis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AveXis, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, changes in redeemable common stock and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2018

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AveXis, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations and comprehensive loss, of changes in redeemable common stock and stockholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of AveXis, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 16, 2017

AveXis, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$324,117	$240,430
Prepaid expenses and other current assets	8,321	4,750
Total current assets	332,438	245,180
Property and equipment, net	56,174	24,201
Other long-term assets	2,966	1,194
Total assets	$391,578	$270,575
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,587	$3,197
Accrued expenses and other current liabilities	44,938	16,794
Accrued indemnification obligation	2,788	4,452
Total current liabilities	58,313	24,443
Long-term liabilities	525	—
Total liabilities	$58,838	$24,443
Commitments and contingencies
Preferred stock, par value $0.0001 per share, 10,000 shares authorized, none issued	—	—
Common stock; par value $0.0001 per share, 100,000 shares authorized, 32,090 shares issued and outstanding at December 31, 2017; 27,700 shares issued and outstanding at December 31, 2016	3	3
Additional paid-in capital	692,350	387,691
Accumulated deficit	(359,613)	(141,562)
Total stockholders’ equity	332,740	246,132
Total liabilities and stockholders’ equity	$391,578	$270,575

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Operating expenses:
General and administrative	69,976	24,523	11,080
Research and development	150,391	58,892	27,493
Total operating expenses	220,367	83,415	38,573
Loss from operations	(220,367)	(83,415)	(38,573)
Other income	—	—	84
Interest income	2,316	403	15
Loss before income taxes	(218,051)	(83,012)	(38,474)
Income tax expense	—	—	—
Net loss and comprehensive loss	$(218,051)	$(83,012)	$(38,474)
Basic and diluted net loss per common share	$(7.28)	$(3.67)	$(5.43)
Weighted-average basic and diluted common shares outstanding	29,935	22,648	7,088

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit)

(In thousands)

							Class B-1							Total
	Redeemable		Class D Preferred		Class C Preferred		Preferred					Additional		Stockholders'
	Common Stock		Stock		Stock		Stock		Common Stock			Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	(Deficit)
Balance at December 31, 2014	418	$560	—	$—	1,262	$—	2,226	$—	6,472		$1	$17,643	$(20,076)	$(2,432)
Stock-based compensation—restricted stock										$		$19,322	$—	$19,322
Stock-based compensation—stock options												5,250		5,250
Stock-based compensation—stock warrants												359		359
Issuance of Class D preferred stock			3,093	—								64,787		64,787
Issuance of Class C Milestone Shares					1,103	—						5,000		5,000
Issuance of Class B-1 Milestone Shares							1,012	—				2,500		2,500
Exercise of stock options									207		—	521		521
Exercise of stock warrant									138		—	341		341
Issuance of redeemable common stock at fair value	38	473												—
Net Loss													(38,474)	(38,474)
Balance at December 31, 2015	456	$1,033	3,093	$—	2,365	$—	3,238	$—	6,817		$1	$115,723	$(58,550)	$57,174
Stock-based compensation—restricted stock									1,751		—	10,371		10,371
Stock-based compensation—stock options												16,415		16,415
IPO conversion adjustments			(3,093)	—	(2,365)	—	(3,238)	—	8,696		1	(1)		—
Exercise of stock options									84		—	430		430
Exercise of stock warrant									20		—	53		53
Conversion of redeemable common stock upon IPO	(456)	(1,033)							456		—	1,033		1,033
Issuance of common stock—Initial Public Offering, net of offering costs									5,278		1	95,348		95,349
Issuance of common stock—Follow-On Offering, net of offering costs									4,598		—	148,319		148,319
Net Loss													(83,012)	(83,012)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	27,700		$2	$387,691	$(141,562)	$246,132
Stock-based compensation—restricted stock												659		659
Stock-based compensation—stock options												30,885		30,885
Exercise of stock options									265		—	3,689		3,689
Issuance of common stock pursuant to restricted stock unit vesting, net of shares surrendered for taxes									14		—	(443)		(443)
Issuance of common stock—Follow-On Offering, net of offering costs									4,111		—	269,869		269,869
Net Loss													(218,051)	(218,051)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	32,090		$2	$692,350	$(359,613)	$332,740

The accompanying notes are an integral part of these consolidated financial statements.

AveXis, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(218,051)	$(83,012)	$(38,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on common stock settlement	11,647	—	—
Depreciation and amortization	2,270	64	14
Employee stock-based compensation	31,544	26,786	5,250
Stock-based third-party research and development	—	—	20,154
Loss on disposals	629	24	—
Changes in operating assets and liabilities
Prepaid and other current assets	(3,667)	(3,854)	(887)
Other long-term assets	(1,771)	(1,132)	(1,312)
Accounts payable	6,374	958	276
Accrued expenses and other current liabilities	15,308	11,773	1,183
Accrued indemnification obligation	(1,664)	372	—
Net cash used in operating activities	(157,381)	(48,021)	(13,796)
Cash flows from investing activities
Capital expenditures	(32,047)	(19,182)	(221)
Net cash used in investing activities	(32,047)	(19,182)	(221)
Cash flows from financing activities
Proceeds from issuance of Class B common stock	—	—	2,500
Proceeds from issuance of Class C common stock	—	—	5,000
Proceeds from issuance of Class D common stock	—	—	64,788
Proceeds from exercise of stock options	3,689	430	520
Shares surrendered for taxes	(443)	—	—
Proceeds from exercise of stock warrants	—	53	341
Payment of deferred IPO costs	—	(1,592)	—
Proceeds from IPO and follow-on offerings, net of issuance costs	269,869	246,490	—
Net cash provided by financing activities	273,115	245,381	73,149
Net increase in cash and cash equivalents	83,687	178,178	59,132
Cash and cash equivalents, Beginning of Period	240,430	62,252	3,120
Cash and cash equivalents, End of Period	$324,117	$240,430	$62,252
Supplemental Cash Flow Information
Cash paid for interest	$—	$—	$15
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	$7,697	$4,872	$—
Deferred issuance costs for underwritten offering in accounts payable and accrued liabilities	$83	$—	$371

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

The Company is a clinical‑stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life‑threatening neurological genetic diseases. The Company’s initial product candidate, AVXS‑101, is its proprietary gene therapy product candidate for the treatment of spinal muscular atrophy, (“SMA). SMA is a severe neuromuscular disease characterized by the loss of motor neurons, leading to progressive muscle weakness and paralysis. SMA is generally divided into sub‑categories termed SMA Type 1, 2, 3 and 4. The Company is conducting a pivotal clinical trial for AVXS‑101 for the treatment of SMA Type 1, the leading genetic cause of infant mortality, and has initiated a Phase 1 clinical trial for the treatment of SMA Type 2.

Liquidity and Risks

As of December 31, 2017, the Company generated an accumulated deficit of $359.6 million since inception and had cash and cash equivalents of $324.1 million.

The Company believes its cash and cash equivalents as of December 31, 2017 together with the net proceeds from its January 2018 underwritten public offering of approximately $431.9 million (Note 15), are sufficient to fund its current planned operations for at least the next twelve months from the issuance of these consolidated financial statements. As the Company continues to incur losses, transition to profitability is dependent upon the successful manufacturing, development, approval, and commercialization of its product candidate and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

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

Initial Public Offering

On February 10, 2016, the Company completed an initial public offering (“IPO”), which resulted in the issuance and sale of 4,750,000 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of $88.4 million after deducting underwriting discounts. Upon the closing of the IPO, the 3,278,938 shares of Class B-1 preferred stock, 326,557 shares of Class B-2 preferred stock, 2,365,020 shares of Class C preferred stock and 3,105,000 of Class D preferred stock were automatically converted into shares of the Company’s common stock.

On March 3, 2016, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 527,941 shares of the Company’s common stock at the initial public offering price of $20.00 per share, resulting in additional net proceeds of $9.8 million after deducting underwriting discounts.

September 2016 Underwritten Public Offering

On September 13, 2016, the Company completed an underwritten public offering of 4,887,500 shares of its common stock, 4,597,645 shares of which were issued and sold by the Company, including the exercise in full by the underwriters of their option to purchase 637,500 shares from the Company, and 289,855 shares of which were sold by PBM Capital Investments, LLC (“PBM”), an existing stockholder of the Company, each at a public offering price of $34.50 per share.  After deducting the underwriting discounts and commissions, the net proceeds to the Company were $149.1 million.  The Company did not receive proceeds from the sale of the common stock by PBM.

June 2017 Underwritten Public Offering

On June 26, 2017, the Company completed an underwritten public offering of 4,111,250 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 536,250 shares from the Company, at a public offering price of $70.00 per share. After deducting the underwriting discounts and commissions, the net proceeds to the Company were $269.9 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). These consolidated financial statements are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the measuring the grant date fair value of stock options and, prior to the Company’s IPO, valuation of common stock and restricted stock. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from such estimates.

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

Property and Equipment

Property and equipment consists of construction in progress associated with the Company’s investment in its manufacturing facility, office furniture and equipment and is recorded at cost less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Advances paid towards the acquisition of property and equipment, and the cost of property and equipment not ready for use before the end of the period, are both classified as construction in progress.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment charges during any of the periods presented.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing and commercializing gene therapy treatments for patients suffering from rare and life-threatening neurological genetic diseases. All of the Company’s tangible assets are held in the United States.

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

Upfront and milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered or when they no longer have alternative future use. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of operations based on their fair values.

The Company’s stock-based awards are subject to service and performance-based vesting conditions. Compensation expense related to awards to employees with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (the “Graded Vesting Attribution Method”), based on the estimated grant date fair value for each separately vesting tranche. Compensation expense related to awards to non-employees with only service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the Graded Vesting Attribution Method. Compensation expense related to awards to employees with only performance-based vesting conditions is recognized based on the estimated grant date fair value over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees only with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the Graded Vesting Attribution Method to the extent achievement of the performance condition is probable.

The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option-pricing model, which requires the input of and use of subjective assumptions, including (i) the fair value of the underlying common stock, (ii) the expected stock price volatility, (iii) the calculation of expected term of the award, (iv) the risk-free interest rate, and (v) expected dividends. Due to the lack of company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company’s estimates of expected term used in the Black-Scholes option pricing model were based on the estimated time from the grant date to the date of exercise. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid dividends, and does not expect to pay dividends in the foreseeable future.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying consolidated financial statements.

Income Taxes

The Company is a C corporation for federal and state income tax purposes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes is applied in the period of enactment. The measurement of deferred tax assets is reduced if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2017, 2016 and 2015, the Company has concluded that as a result of the accumulated losses to date, a full valuation allowance is necessary for its net deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of FASB ASC Topic 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2016, the Company does not have any significant uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Adoption of this ASU will not impact prior periods but may impact the accounting of future transactions.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. ASC 842 is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the adoption of ASC 842, but has not yet determined the effects it may have on the Company’s consolidated financial statements.

3. Collaboration and License Agreements

The Company has entered into the following license agreements:

Nationwide Children’s Hospital

In October 2013 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “Nationwide License”), which agreement was amended and restated in its entirety in January 2016, with Nationwide Children’s Hospital (“NCH”). Under the terms of the agreement, NCH granted the Company an exclusive, non-transferable, worldwide license to certain patents held by NCH for the therapy and treatment of SMA. The Company was also provided a license to the Investigational New Drug application (“IND”) for AVXS-101 (the “Product Candidate”) and was provided the right to become the sponsor of the IND after completion of the Phase 1 clinical trial. On October 14, 2015, the Company exercised the option and, as of November 6, 2015, the Company became the sponsor of the IND. Additionally, the Company was provided the U.S. marketing rights to the product upon receipt of regulatory approval.

The Company is responsible for all clinical trial costs incurred by NCH that are not covered by third party research grants and the Company committed to spend not less than $9.4 million for the development of the Product Candidate during the first eight years of the Nationwide License.

As consideration for the Nationwide License, on the Effective Date, the Company agreed to issue 331,053 shares of its common stock to NCH (the “Up-front Shares”), which represented 3% of the Company’s outstanding capital stock on a fully-diluted basis. The Nationwide License provides that for the 30 day period immediately following FDA approval of the Biologics License Application (“BLA”), NCH shall have the option (if it owns at least 50% of the shares issued to it pursuant to the agreement) to sell all, but not less than all, of the Up-front Shares back to the Company at a per share price equal to two times the price per share of preferred stock sold by the Company in its Class B Financing ($2.47 per share), with such consideration to be paid by the Company in four equal quarterly installments (the “Royalty Option”).

The rights granted to the Company under the Nationwide License represent distinct components that need to be combined with other licensed intellectual property and know-how in order to complete the clinical development of AVXS-101 and have no alternative future use. Additionally, the Company did not acquire any employees in connection with the Nationwide License. As a result of the above, and the early-stage nature of the licensed technology, the Company concluded that the acquired rights did not meet the definition of a business, and therefore the Company accounted for the Nationwide License as an asset acquisition and expensed such amounts as research and development expense.

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

On January 13, 2016 (the “Amended and Restated Nationwide License Effective Date”), the Company and NCH amended and restated the Nationwide License (the “Amended and Restated Nationwide License”) in its entirety. The Amended and Restated Nationwide License grants the Company an exclusive, non-transferable (except to a transfer to an affiliate or in other specified circumstances), sublicensable, worldwide license to certain patents held by NCH for the therapy and treatment of SMA.

NCH acknowledged that, as of the date of the Amended and Restated Nationwide License, the Company had fulfilled its requirement to spend not less than $9.4 million for the development of the Product Candidate in whole. The Royalty Option expired upon the effectiveness of the Amended and Restated Nationwide License. Accordingly, NCH no longer has the right to sell the Up-front Shares issued upon the Effective Date of the original NCH License back to the Company under any circumstances.

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

The Amended and Restated Nationwide License commenced on the Amended and Restated Nationwide License Effective Date and terminates upon the expiration of the royalty term for the Product Candidate in each country in which it is sold. The Amended and Restated Nationwide License can also be terminated (i) by the Company for convenience at any time after the first anniversary of the Amended and Restated Nationwide License Effective Date upon six months prior written notice, (ii) by either party in the event of a material uncured breach upon thirty days written notice, (iii) by NCH upon the bankruptcy/insolvency of the Company, and (iv) by NCH if it is sued by the Company for anything other than a suit brought in response to any suit brought by NCH regarding the validity or enforceability of the NCH patents.

REGENXBIO Inc. License

On March 21, 2014, the Company entered into a License Agreement (the “REGENXBIO SMA License”) with ReGenX Biosciences, LLC (“ReGenX”), predecessor to REGENXBIO Inc. (“REGENXBIO”). Under the terms of the agreement, ReGenX granted the Company an exclusive, non-transferable, worldwide license to utilize ReGenX’s proprietary adeno-associated virus (“AAV”) gene delivery platform for the treatment of SMA, by in vivo gene therapy, using ReGenX’s AAV9 gene delivery vector.

As consideration for the REGENXBIO SMA License, the Company paid an up-front fee of $2.0 million during the year ended December 31, 2014 which was recorded in research and development expenses. Additionally, the Company agreed to pay potential future milestones of up to $12.25 million in the aggregate (as later amended as described below), and a mid-single to low-double digit royalty on net sales, if any, of the Company’s Product Candidate using AAV9, subject to reduction in specified circumstances; and lower mid-double digit percentages of any sublicense fees the Company receives from sublicenses of the licensed intellectual property rights.

The rights granted to the Company under the REGENXBIO SMA License represent distinct components that need to be combined with other licensed intellectual property and know-how in order to complete the clinical development of AVXS-101. Additionally, the Company did not acquire any employees or manufacturing capabilities in connection with the REGENXBIO SMA License. As a result, the Company accounted for the REGENXBIO SMA License as an asset acquisition.

The REGENXBIO SMA License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the REGENXBIO SMA License at any time upon a specified notice period and REGENXBIO SMA may terminate upon the breach or insolvency of the Company, if we are greater than a specified number of days late (after notice and cure periods) in paying money due under the REGENXBIO SMA License or if the Company, its affiliates, or sublicensees challenges the REGENXBIO SMA patents subject to the REGENXBIO SMA License. Either party may terminate the REGENXBIO SMA License for material breach if such breach is not cured within a specified number of days.

On January 8, 2018, the Company entered into an amendment to the REGENXBIO SMA License.  Under the terms of the amendment, REGENXBIO granted the Company an exclusive, worldwide commercial license, with rights to sublicense, to any recombinant AAV vector in REGENXBIO’s intellectual property portfolio during the term of the license agreement for the treatment of SMA in humans by in vivo gene therapy.

As consideration for the amendment, the Company paid or is required to pay additional fees of $80 million upon entry into the amendment, $30 million on the first anniversary of the effective date of the amendment and $30 million on the second anniversary of the effective date of the amendment.  In addition, pursuant to the amendment, the Company agreed to pay up to $120 million in the aggregate of potential future sales-based milestone payments for all REGENXBIO SMA licensed products. The Company also agreed to pay a mid‑single digit to low double-digit royalty percentages on net sales of REGENXBIO SMA licensed products using AAV9 and a low-double digit royalty percentage on net sales of any product candidate developed by the Company for the treatment of SMA using an AAV vector other than AAV9, in each case subject to a reduction in specified circumstances.

The Company paid REGENXBIO $80 million upon entering the amendment on January 8, 2018. See Note 15 – Subsequent Events.

The REGENXBIO SMA License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the REGENXBIO SMA License at any time upon a specified notice period and REGENXBIO SMA may terminate upon the breach or insolvency of the Company, if we are greater than a specified number of days late (after notice and cure periods) in paying money due under the REGENXBIO SMA License or if the Company, its affiliates, or sublicensees challenges the REGENXBIO SMA patents subject to the REGENXBIO SMA License. Either party may terminate the REGENXBIO SMA License for material breach if such breach is not cured within a specified number of days.

Asklepios Biopharmaceutical, Inc. License

On May 29, 2015, the Company and Asklepios Biopharmaceutical, Inc. (“AskBio”) entered into a Non‑Exclusive License Agreement (the “AskBio License”). Under the terms of the AskBio License, AskBio granted the Company a non‑exclusive, non‑transferable, worldwide license to certain patents and know-how held by AskBio.

As consideration for the AskBio License, the Company paid an up-front fee of $1.0 million and agreed to make potential future milestone payments of up to $9.6 million in the aggregate, and a tiered royalty on net sales, if any, of the Company’s Product Candidate, on a country‑by‑country basis, starting at percentages in the low‑single digits and increasing to mid‑single digits. These royalty rates are subject to potential reduction in specified circumstances, including, in the event the Company exercises its option to make a specified one‑time royalty option fee payment to AskBio. The Company must also pay AskBio a low double-digit percentage of all consideration the Company receives from any sublicense of the licensed technology.

The rights granted to the Company under the AskBio License represent distinct components that need to be combined with other licensed intellectual property and know‑how in order to complete the clinical development of AVXS‑101. Additionally, the Company did not acquire any employees or manufacturing capabilities in connection with the AskBio License. As a result, the Company accounted for the AskBio License as an asset acquisition.

The AskBio up‑front payment of $1.0 million is included in the research and development expense for the year ended December 31, 2015.

The AskBio License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the AskBio License at any time upon six months’ notice and AskBio may terminate upon the breach (after notice and cure periods) or insolvency of the Company.

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

The Company has entered into the following license agreements related to its planned new programs in Rett syndrome and a genetic form of amyotrophic lateral sclerosis (“ALS”) caused by mutations in the superoxide dismutase 1 gene (“genetic ALS”).

REGENXBIO Inc.

Effective June 7, 2017, the Company entered into an exclusive license agreement with REGENXBIO under certain patents and patent applications owned by the Trustees of the University of Pennsylvania and licensed to REGENXBIO, for the development and commercialization of products to treat Rett syndrome and genetic ALS using the

AAV 9 vector (the “REGENXBIO Rett and ALS License.”) Under the REGENXBIO Rett and ALS License, REGENXBIO granted the Company an exclusive, worldwide license under the licensed patent rights to make, have made, use, import, sell and offer for sale any products covered by the REGENXBIO Rett and ALS License, or the REGENXBIO Rett and ALS licensed products, in the field of the treatment of (i) Rett syndrome in humans by in vivo gene therapy using AAV9 delivering the gene encoding for methyl CpG binding protein 2, and (ii) ALS caused by SOD1 mutation in humans by in vivo gene therapy using AAV9 delivering the gene encoding for SOD1, subject to certain rights reserved by REGENXBIO and its licensors.

As consideration for the REGENXBIO Rett and ALS License, the Company agreed to make an up-front payment of $6 million, which was recorded within research and development expenses for the year ended December 31, 2017.  Additionally, the Company agreed to pay up to $36 million in total milestone fees for products made under the REGENXBIO Rett and ALS License (“REGENXBIO Rett and ALS licensed products”), a low-double digit royalty percentage on net sales of products made under the REGENXBIO Rett and ALS licensed products, subject to reduction in specified circumstances, and a lower mid-double digit percentage of any sublicense fees the Company receives from sublicenses of the licensed intellectual property rights.

The REGENXBIO Rett and ALS License will expire upon the later of (i) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property to expire, lapse or become abandoned or unenforceable in all the countries of the world or (ii) seven years from the first commercial sale of each REGENXBIO Rett and ALS licensed product. Upon expiration of the REGENXBIO Rett and ALS License, the license granted to us becomes irrevocable, perpetual, royalty-free and fully paid-up. The Company has the right to terminate the REGENXBIO Rett and ALS License upon a specified period of prior written notice.

Nationwide Children’s Hospital

In September 2016, the Company entered into exclusive license agreements with NCH, pursuant to which NCH granted the Company exclusive, worldwide licenses under certain patent rights to make, have made, use, sell, offer for sale and import any products covered by each license, or NCH licensed products, and a non-exclusive, worldwide license under certain technical information to develop and manufacture the NCH licensed products, in the field of therapies and treatments of Rett syndrome and ALS in human use, respectively (each, an “NCH License” and together, the “NCH Licenses”).

As consideration for the NCH Licenses, the Company paid an aggregate up-front fee of $0.3 million, which was recorded within research and development expenses during the year ended December 31, 2016. Following the first commercial sale of a licensed product under an applicable NCH License, the Company must begin paying NCH an aggregate low-single digit royalty on net sales of such licensed products.  With certain exceptions, the Company is required to make certain development milestone-based payments to NCH under each NCH License and must also pay NCH a portion of sublicensing revenue received from the Company’s sublicense of the rights to licensed technology at a mid-single digit percentage.

Unless terminated earlier, each NCH License will expire on a NCH licensed product-by-NCH licensed product and country-by-country basis upon the expiration of the royalty term for such NCH licensed product in such country. The royalty term will expire on the later of (i) the date on which the last relevant patent underlying the relevant NCH licensed product expires or (ii) the expiration of any orphan drug-based exclusive marketing rights conferred by any regulatory authority with respect to a NCH licensed product in a licensed territory. Each NCH License may be terminated prior to its expiration:

•	By the Company at any time after the second anniversary of the effective date of the applicable NCH License by providing six months' prior written notice to NCH;
•

By either party upon the other party's material breach of the applicable NCH License that is not cured within 90 days after receiving written notice of such breach, except in certain cases in which we may request a longer cure period;

•	By NCH in the event of the Company’s bankruptcy, insolvency or certain similar occurrences; or
•	By NCH if the Company or any of its affiliates bring any action or proceeding against NCH, other than a suit brought in response to any suit brought by NCH.

4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Furniture	$919	$108
Equipment	34,777	230
Leasehold improvements	7,123	777
Construction in progress	15,656	23,162
Property and equipment, gross	58,475	24,277
Less: accumulated depreciation	(2,301)	(76)
Property and equipment, net	$56,174	$24,201

Depreciation expense was $2.3 million for the year ended December 31, 2017. Depreciation expense for the years ended December 31, 2016 and 2015 was not material.

Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of five to ten years for office furniture and equipment. The Company uses a life of twenty years for its manufacturing pods. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease.

Construction in progress decreased by $7.5 million for the year ended December 31, 2017.  This decrease is due to items previously classified as construction in progress being placed into service in the Company’s manufacturing facility during 2017 at which time the cost of the asset is transferred to the appropriate property and equipment account.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued manufacturing development costs	$10,356	$7,167
Accrued payroll, bonus and deferred compensation	9,589	3,841
Accrued construction in progress	4,156	2,979
Accrued clinical trial costs	864	389
Accrued professional and consulting fees	5,406	1,588
Accrued loss on settlement (see Note 7)	11,647	—
Other	2,920	830
Accrued expenses and other current liabilities	$44,938	$16,794

6. Accrued Indemnification Obligation

In January 2014, the Company issued 2,334,391 shares of restricted common stock to a member of its Board of Directors (Dr. Brian Kaspar) pursuant to a consulting agreement for scientific advisory services to be performed by the director on behalf of the Company. In connection with the restricted stock purchase agreement, the Company agreed to indemnify Dr. Kaspar for any taxes, interest, fines, penalties or other costs and expenses that Dr. Kaspar may incur in the future should the Internal Revenue Service succeed in a tax determination that the stock price paid by Dr. Kaspar (which was par value) was lower than the fair market value of the stock on the date of grant. The indemnification term is in effect for six years after the due date of the tax return for the year in which the stock was issued.  In January 2016, the Company entered into an employment agreement with Dr. Kaspar.

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2014, the Company determined that the per share fair value of the Company’s common stock on January 28, 2014, the grant date, was $1.51.

As a result, the Company issued Dr. Kaspar an amended Form 1099 for the 2014 tax year reflecting an aggregate fair value of the restricted stock grant of $3.5 million. Due to the indemnity obligation contained in Dr. Kaspar’s restricted stock purchase agreement, the Company will ultimately be required to reimburse Dr. Kaspar for the taxes he will pay following the amendment of Dr. Kaspar’s 2014 personal income tax return. As a result, the Company has concluded that payment of such indemnity is probable as of December 31, 2017.

Additionally, the Company intends to gross-up such indemnification payment for the tax that will be payable by Dr. Kaspar on the indemnity payment.

As a result, the Company has accrued balances of $2.8 million and $4.5 million at December 31, 2017 and 2016, respectively, representing the Company’s best estimate of the ultimate tax indemnification and gross-up payment to be made to Dr. Kaspar. On May 3, 2017, the Company paid Dr. Kaspar $1.7 million, which represents the tax liabilities owed to the U.S. federal government, State of Ohio and municipality of New Albany, Ohio pursuant to Dr. Kaspar’s 2014 amended tax returns. The Company expects to pay this entire amount in 2018.

7. Capitalization

On February 1, 2016, the Company amended its certificate of incorporation to effect a stock split whereby each issued and outstanding share of common stock and Class B-1, B-2, C and D preferred stock was converted into 1.38 shares of common stock, Class B-1, B-2, C and D preferred stock, respectively. The par value per share was not adjusted as a result of this stock split. All share information presented in these consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action. All classes of preferred stock were automatically converted into shares of the Company’s common stock upon the closing of the IPO.

Class B‑1 and B‑2 Preferred Stock

On January 30, 2014, the Company entered into a Convertible Note and Class B Stock Purchase Agreement (the “Class B Purchase Agreement”) with PBM Capital Investments, LLC (“PBM”). Under the Class B Purchase Agreement, the Company sold to PBM a $0.5 million convertible promissory note (the “Class B Note”) (see Note 9) and granted PBM an option (the “Class B Option”) to purchase 809,385 shares of Class B‑1 preferred stock at a purchase price of $2.47 per share and a warrant (the “Class B‑2 Warrant”) to purchase 130,623 shares of Class B‑2 preferred stock at $2.57 per share (the “Class B Stock Closing”). To exercise the Class B Option, PBM was required to provide written notice of its intent on or before February 28, 2014, after which date the Class B Option would terminate.

After the Class B Stock Closing, the Company also agreed to sell and PBM agreed to purchase, on the same terms and conditions, 1,011,721 additional shares of Class B‑1 preferred stock (the “Class B‑1 Milestone Shares”) and a warrant to purchase 163,278 additional shares of Class B‑2 preferred stock (the “Milestone Warrant”) on the same terms and conditions. The Class B‑1 Milestone Shares and Milestone Warrant were issued to PBM on May 4, 2015 in exchange for $2.5 million of cash upon the achievement of the defined milestone.

The Class B‑2 Warrant and the Milestone Warrant may be exercised by the holder, in whole or in part, upon the payment of the exercise price in cash. The Class B‑2 Warrant and the Milestone Warrant terminate upon the earliest to occur of (a) the 10-year anniversary of their issuance date or (b) a liquidation event, as defined therein.

Class C Preferred Stock

On August 11, 2014, the Company entered into a Class C Stock Purchase Agreement with certain investors.

At closing, one of these investors purchased 504,478 shares of Class C preferred stock at a price of $3.96 per share.

After the initial closing, the Company agreed to sell, and these investors each agreed to purchase, an aggregate of 551,472 additional shares of Class C preferred stock at a purchase price of $4.53 per share (the “Class C Milestone Shares”) upon certain conditions which were met in March 2015, resulting in the Class C Milestone Shares being  purchased by these investors in exchange for an aggregate purchase price of $5.0 million in cash.

Class D Preferred Stock Issuance

On September 3, 2015, the Company entered into a Class D Stock Purchase Agreement with an investor pursuant to which the Company issued and sold an aggregate of 3,093,092 shares of Class D preferred stock at a price per share of $21.01 for an aggregate of $64.8 million, net of issuance costs.

Common Stock Settlement and Issuance

On December 29, 2017, the Company entered into a settlement agreement and release with a stockholder to whom the Company had issued a promissory note in 2012. Under the settlement agreement, the Company was obligated to issue 105,237 shares of common stock as of December 31, 2017 and recognized a non-cash expense of $11.6 million within general and administrative expense for the year ended December 31, 2017. The Company issued the shares in January 2018.

8. Stock-based Compensation

2014 Stock Plan (the “2014 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan")

In May 2014, the Company’s Board of Directors adopted the 2014 Stock Plan (the “2014 Plan”), and in January 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan” and, together with the 2014 Plan, the “Plans”). The 2016 Plan became effective on February 10, 2016, or the IPO Date. On and after the IPO Date, no additional stock awards may be granted under the 2014 Plan. The Board may amend or suspend the 2016 Plan at any time, although no such action may materially impair the rights under any then-outstanding award without the holder’s consent. The Company will obtain stockholder approval for any amendments to the 2016 Plan as required by law. No incentive stock options may be granted under the 2016 Plan after the tenth anniversary of the effective date of the 2016 Plan. Initially, the aggregate number of shares of the Company’s common stock that was available to be issued pursuant to stock awards under the 2016 Plan was 4,339,451 shares, which was the sum of (1) 2,400,000 new shares, plus (2) the number of shares reserved for issuance under the 2014 Plan on the IPO Date, plus (3) any shares subject to outstanding stock awards that would have otherwise been returned to the 2014 Plan. Additionally, the number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and continuing through and including January 1, 2026, by 4.0% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2016 Plan is 8,678,902 shares.

The Company has not granted stock appreciation rights to directors, officers or employees under the Plans since their inception. The Company granted 57,500 service-based restricted stock awards to several employees in August 2016 and 49,332 performance-based restricted stock units to several employees in March 2017. Options generally expire ten years following the date of grant. Options typically vest over a period of four years, but vesting provisions can vary by award based on the discretion of the Board of Directors. Options to purchase common stock carry an exercise price equal to the estimated fair value of the Company’s common stock on the date of grant. Options to purchase shares of the Company’s common stock may be exercised by payment of the exercise price in cash, by the delivery of previously acquired shares of common stock having a fair value equal to the exercise price payable or the withholding of common shares equal to the fair value of the aggregate exercise price. Upon the termination of service of a holder of stock options awarded under the Plans, all unvested options are immediately forfeited and vested options may be exercised within three months of termination.

Shares of common stock underlying awards previously issued under the 2016 Plan which are reacquired by the Company, withheld by the Company in payment of the purchase price, exercise price, or withholding taxes, expired, cancelled due to forfeiture, or otherwise terminated other than by exercise, are added to the number of shares of common stock available for issuance under the 2016 Plan. Shares available for issuance under the 2016 Plan may be authorized but unissued shares of the Company’s common stock or common stock reacquired by the Company and held in treasury. The 2016 Plan expires ten years from the date it was approved by the Board of Directors.

The following table summarizes stock option activity (in thousands, except per share data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value (a)
Outstanding at December 31, 2016	2,577	$22.01	8.79	$66,466
Granted	1,103	$78.59
Exercised	(268)	$14.93
Cancelled or forfeited	(245)	$36.02
Outstanding at December 31, 2017	3,167	$41.30	8.35	$219,656
Exercisable at December 31, 2017	1,158	$20.96	7.70	$103,843
Exercisable and expected to vest at December 31, 2017	3,167	$41.30	8.35	$219,656

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at December 31, 2016 and 2017.

As of December 31, 2017, 2,204,082 shares of common stock, were available for future grants under the 2016 Plan. The total intrinsic value of options exercised during the year ended December 31, 2017, 2016 and 2015 was $19.0 million, $3.4 million and $3.6 million, respectively.

As of December 31, 2017, there was $46.5 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 1.3 years.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards under the Plans in the consolidated statements of operations and comprehensive loss as follow (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Research and development	$15,383	$5,988	$1,294
General and administrative	15,502	9,668	3,956
	$30,885	$15,656	$5,250

Stock Options Granted to Employees

The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $57.13, $24.50 and $16.44, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Expected volatility	86.34%	91.84%	90.00%
Risk-free interest rate	1.94%	1.45%	1.57%
Expected term (in years)	6.08	6.08	6.08
Expected dividend yield	0.00%	0.00%	0.00%

Restricted Stock Units (RSUs)

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

The Company recognized RSU-related stock-based compensation expense of $0.7 million and $0.8 million during the years ended December 31, 2017 and 2016, respectively, of which the majority is recorded within research and development expense. At December 31, 2017, there was $0.4 million of unrecognized compensation cost related to unvested RSUs that will be recognized as expense over a weighted-average period of 0.7 years. A summary of the status of the Company's RSUs at December 31, 2017 and of changes in RSUs outstanding under the 2016 Plan for the year ended December 31, 2017 is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding at December 31, 2016	58	$34.90
Granted	2	99.26
Vested	(20)	$37.60
Forfeited and cancelled	(13)	$34.90
Outstanding at December 31, 2017	27	$38.79

Performance-Based Restricted Stock Units (PSUs)

On March 20, 2017, the Company granted 49,332 PSUs to certain employees. These PSUs vest upon the achievement of certain regulatory and manufacturing milestones. If the milestones do not occur on or before the three-year anniversary of the grant date, all unvested PSUs will be cancelled. As of December 31, 2017, all 49,332 PSUs were outstanding, none had vested and the weighted-average grant date fair value of all shares was $79.75 per share. The Company has not yet recognized any PSU-related stock-based compensation expense as regulatory and manufacturing milestones have not yet been met; however, in the event the performance conditions are met, $3.9 million of research and development compensation expense will be recognized by the Company. There were no PSUs issued and outstanding as of December 31, 2016.

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

In January 2016, the Company entered into an employment agreement with Dr. Kaspar. Upon the effectiveness of the employment agreement, Dr. Kaspar’s 1,750,794 unvested shares granted pursuant to the restricted stock purchase agreement vested in full. As a result of the vesting of the remainder of this award the Company recorded $10.4 million of additional stock compensation expense for the year ended December 31, 2016, in research and development expense, as compared to $19.3 million of stock compensation expense recognized related to the grant for the year ended December 31, 2015.

Warrants Granted to Non-Employees

As of December 31, 2017 and 2016, there were 305,775 common stock warrants vested and outstanding issued to non-employees, with a weighted-average exercise price of $2.57.

9. Net Loss Per Common Share

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses. For the years ended December 31, 2017, 2016 and 2015, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Stock options	3,167	2,577	1,749
Stock warrants	306	306	326
Unvested service-based restricted stock units	27	58	—
Unvested performance-based restricted stock units	49	—	1,751
	3,549	2,941	3,826

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Numerator:
Net loss and comprehensive loss	$(218,051)	$(83,012)	$(38,474)
Denominator:
Weighted-average basic and diluted common shares	29,935	22,648	7,088
Basic and diluted net loss per common share	$(7.28)	$(3.67)	$(5.43)

10. Separation Agreements

On October 9, 2017, Thomas J. Dee ceased to be an employee of the Company. In connection with the termination of his employment, the Company paid Mr. Dee $0.5 million, which was recorded within general and administrative expenses for the year ended December 31, 2017.

On April 22, 2015, John Carbona ceased to be an employee of the Company. In connection with the termination of his employment, the Company agreed to pay Mr. Carbona $0.5 million which was recorded within general and administrative expenses for the year ended December 31, 2015.

Additionally, the Company agreed to fully accelerate the vesting of 53,820 unvested stock options held by Mr. Carbona at the time of the termination of his employment. The Company determined that the acceleration of vesting was a Type III modification pursuant to ASC 718. Therefore, the Company recognized the incremental fair value of the awards as of the modification date and recognized the amount immediately since the awards did not require further service. In connection with this modification, the Company recorded a charge of $0.5 million within general and administrative expenses for the year ended December 31, 2015.

11. Commitments and Contingencies

Operating Leases

The Company leases certain office space and other facilities under operating leases. Most leases contain renewal options for varying periods, and provide for annual escalation in rent payments during the lease term. The Company amortizes the escalation in rental payments on a straight-line basis over the term of the lease.

Future minimum lease payments under all of the Company’s operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2017 (in thousands):

Year ending December 31,
2018	$1,414
2019	1,969
2020	2,075
2021	2,126
2022	2,179
Thereafter	7,543
Total	$17,306

Rent expense on all operating leases amounted to $1.2 million, $0.3 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

License Agreements

See Note 3 for information regarding licenses entered into by the Company.

Guarantees and Indemnifications

See Note 6 for information regarding guarantees and indemnifications.

Additionally, in the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of December 31, 2017 and 2016, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

On September 8, 2016, Sophia's Cure Foundation (“SCF”), a non-profit 501(c)(3) public charity, filed a complaint in U.S. District Court, Southern District of Ohio, naming as defendants Nationwide Children’s Hospital (“NCH”) and other entities affiliated with NCH, the Company and certain of the Company's present and former executives (the “Complaint”). According to the complaint, in 2012, SCF and Nationwide Children’s Hospital Foundation (“NCH Foundation”) entered into a donation agreement under which SCF provided NCH a gift of $550,000 to fund clinical work associated with the study of the product candidate that the Company now refers to as AVXS-101 for SMA Type 1 patients, and NCH Foundation agreed in such donation agreement to reference SCF as the “primary sponsor” of such clinical work in all publications issued by NCH Foundation. The complaint also alleges that NCH breached the donation agreement by not naming SCF as the sponsor of the investigational new drug application (the “IND”) that it filed for AVXS-101. Additionally, the complaint alleges that the Company and the named Company executives tortiously interfered with SCF’s rights under the donation agreement by assuming sponsorship of the IND under the NCH License. There is no contractual relationship between the Company and SCF. The complaint seeks, among other relief, monetary damages of $500 million and equitable relief, including taking steps to designate SCF as the sponsor of the IND. On October 10, 2017, the Court granted all of the defendants’ motions to dismiss. On October 31, 2017, SCF filed a second amended complaint against all of the defendants except one current and one former executive of the Company, who were dropped from the second amended complaint.  The Company believes that the complaint is without merit and intends to vigorously defend itself and its current executives from the allegations.  The Company views the probability of loss in this matter to be remote.

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters, including the matter involving SCF described above, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

12. Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a reduction of the amount of the orphan drug credit. As a result of the TCJA, the Company remeasured its ending deferred tax assets and liabilities at December 31, 2017 to the newly enacted U.S. federal corporate tax rate of 21%. This remeasurement resulted in a provision of $37.2 million to income tax expense and an offsetting income tax benefit for the reduction in the valuation allowance.  As a result, there was no impact to the Company’s consolidated statements of operations and comprehensive loss. The other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements.

The Company has recognized the provisional tax impacts related to the remeasurement of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31,

2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of TCJA. The final determination of the TCJA and the remeasurement of the Company’s deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2017, 2016 and 2015, respectively, is as follows (in thousands):

	Year ended		Year ended		Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory rate	$(74,137)	34.00%	$(28,224)	34.00%	$(13,081)	34.00%
Permanent differences	(1,203)	0.55%	3,991	(4.73)%	6,077	(15.80)%
State taxes	(11,498)	5.27%	(2,453)	2.97%	(1,275)	3.31%
Change in statutory rate	37,162	(17.04)%	—	—%	—	—%
Research and development credit	(4,989)	2.29%	(8,891)	10.55%	(220)	0.57%
Valuation allowance	56,049	(25.70)%	35,502	(42.70)%	8,472	(21.38)%
Other	(1,384)	0.63%	75	(0.09)%	27	(0.70)%
Effective income tax rate	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued Expenses	$2,950	$—	$2,995	$—
Other	—	(32)	45	—
Subtotal	2,950	(32)	3,040	—
Valuation allowance	(2,918)	—	(3,040)	—
Total current deferred taxes	32	(32)	—	—
Net current deferred taxes	$—	$—	$—	$—
Long Term:
Net operating loss carryforwards	$31,971	$—	$13,063	$—
Capital loss carryforward	77	—	113	—
Research and development credit	23,391	—	13,733	—
State research and development credit	1,994	—	—	—
Capitalized research and development	34,472	—	11,797	—
Amortization	2,746	—	1,423	—
Stock-based compensation	9,370	—	6,264	—
Fixed assets	—	(1,474)	—	(17)
Subtotal	104,021	(1,474)	46,393	(17)
Valuation allowance	(102,547)	—	(46,376)	—
Total long-term deferred taxes	$1,474	$(1,474)	$17	$(17)
Net deferred tax assets/(liabilities)	$—	$—	$—	$—

As of December 31, 2017, the Company had federal and state net operating loss carryforwards available to reduce future taxable income of approximately $119.8 million and $111.0 million, respectively, which expire beginning in 2032. These net operating loss carryforwards may be subject to limitation under Internal Revenue Code Section 382, or IRC Section 382, should there be a greater than 50% ownership change as determined under the regulations.  During 2016, the Company performed a detailed analysis of historical and current IRC Section 382 ownership changes that may limit the utilization of net operating loss carryovers. The entire federal net operating loss carryforward of $119.8 million is available for immediate use based on the IRC Section 382 analysis performed.

As of December 31, 2017 and 2016, the Company has unused federal research and development carryforwards of approximately $23.4 million and $13.7 million, respectively, which will begin to expire in 2034. A portion of these carryforwards and tax credits may expire before becoming available to reduce future income tax liabilities.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2014 and forward remain open for examination for federal tax purposes and tax years 2013 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years' tax returns, net operating loss carryforwards at December 31, 2017 will remain subject to examination until the respective tax year is closed.

The table below details the changes to the Company’s valuation allowance for the years ended December 31, 2017 and 2016 (in thousands):

Valuation allowance at December 31, 2015	$13,914
Additions for 2016	35,502
Change in tax rates	—
Valuation allowance at December 31, 2016	49,416
Additions for 2017	93,211
Change in tax rates	(37,162)
Valuation allowance at December 31, 2017	$105,465

13. Retirement Plan

The Company initiated a discretionary Simple IRA Plan offered to all of its employees.  Under the Simple IRA Plan, employees may defer income on a tax-exempt basis, subject to limitations under the Internal Revenue Code of 1986, as amended. Under the Simple IRA Plan, the Company may make discretionary matching contributions. Company contributions expensed totaled $0.4 million and $0.1 million during the years ended December 31, 2017 and 2016.

14. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share data):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$—	$—	$—	$—
Loss from operations	$(82,523)	$(49,520)	$(58,360)	$(29,964)
Interest income	$858	$881	$331	$246
Net loss and comprehensive loss	$(81,665)	$(48,639)	$(58,029)	$(29,718)
Basic and diluted net loss per common share (1)	$(2.55)	$(1.52)	$(2.07)	$(1.07)
Weighted-average basic and diluted common shares outstanding	32,030	31,941	27,972	27,734

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$—	$—	$—	$—
Loss from operations	$(25,547)	$(21,180)	$(15,798)	$(20,889)
Interest income	$172	$99	$79	$53
Net loss and comprehensive loss	$(25,375)	$(21,082)	$(15,719)	$(20,836)
Basic and diluted net loss per common share (1)	$(0.92)	$(0.87)	$(0.68)	$(1.24)
Weighted-average basic and diluted common shares outstanding	27,678	24,166	23,014	16,775

(1) The sum of the four quarters of net loss per share for 2017 and 2016 may not add to the full year net loss per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the net loss per share amount in each respective quarter.

15. Subsequent Events

REGENXBIO License Amendment

On January 8, 2018, the Company entered into an amendment which expanded upon the exclusive, worldwide license agreement it entered into in March 2014 (2014 License Agreement) for the development and commercialization of products to treat SMA.

Under the terms of the amendment, the Company was granted exclusive, worldwide rights to all vectors in REGENXBIO’s NAV Technology Platform for the treatment of SMA in addition to adding and amending certain terms of the 2014 License Agreement, including the modification of the assignment provision to now permit assignment in the event of a change of control by the Company without REGENXBIO’s consent. The Company paid REGENXBIO an upfront payment of $80 million in January 2018 in connection with the amendment and agreed to make an additional payment of $30 million on the first anniversary of the amendment and an additional payment of $30 million on the second anniversary of the amendment. REGENXBIO is eligible to receive potential sales-based milestone payments of up to $120 million. For any product developed for the treatment of SMA using the NAV AAV9 vector, the Company will continue to pay mid-single to low double-digit royalties on net sales as defined in the original 2014 License Agreement, and for any product developed for the treatment of SMA using a NAV vector, other than NAV AAV9, the Company will pay REGENXBIO a low double-digit royalty on net sales.

January 2018 Underwritten Public Offering

On January 22, 2018, the Company completed an underwritten public offering of 4,509,840 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 588,240 shares from the Company, at a public offering price of $102.00 per share. After deducting the underwriting discounts and commissions, the net proceeds to the Company were approximately $431.9 million.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 11, 2017, our audit committee of our board of directors, following careful deliberation, approved the dismissal of PricewaterhouseCoopers LLP as our independent registered public accounting firm, and appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

The reports of PricewaterhouseCoopers LLP on our consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2016 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2015 and 2016 and the subsequent interim period through July 11, 2017, there were no disagreements between us and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in connection with its reports for such fiscal years; and there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in our internal control over financial reporting disclosed in its Annual Reports on Form 10-K for the fiscal years ended December 31, 2015 and 2016, related to the determination that we did not design or maintain an effective control environment with the sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to properly analyze, record and disclose accounting matters commensurate with our financial reporting requirements, which contributed to further material weaknesses related to the design and maintenance of (i) formal accounting policies, procedures and controls commensurate with our accounting and financial reporting requirements, (ii) formal accounting policies, or processes and procedures to identify, analyze, and appropriately account for and disclose complex debt and equity agreements, or share-based compensation awards and (iii) processes and procedures that restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties is being maintained. Specifically, certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities without independent monitoring. The audit committee discussed the subject matter of these reportable events with PricewaterhouseCoopers LLP. We have authorized PricewaterhouseCoopers LLP to respond fully and without limitation to all requests of Deloitte & Touche LLP concerning all matters related to the periods audited by PricewaterhouseCoopers LLP, including with respect to the subject matter of these reportable events.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a‑15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act) as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a‑15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway

Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has independently assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AveXis, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2018

Item 9B.  Other Information.

On February 26, 2018, we entered into new employment agreements with certain of our named executive officers for fiscal year 2017, including Sean P. Nolan, our Chief Executive Officer, Brian Kaspar, our Chief Scientific Officer, James L’Italien, our Senior Vice President, Chief Regulatory and Quality Officer, and Sukumar Nagendran, our Senior Vice President, Chief Medical Officer.  The key terms of each agreement are described below.

Employment Agreement with Sean P. Nolan

Pursuant to the terms of his employment agreement, Mr. Nolan's employment is at will and may be terminated at any time by us or Mr. Nolan. Under the terms of the agreement, Mr. Nolan is entitled to receive an annual base salary of $555,000, and an annual target bonus of 60% of his annual base salary, based upon the assessment by the compensation committee of our board of directors, or the Compensation Committee, of Mr. Nolan's performance and our attainment of targeted goals as set by the Compensation Committee in its sole discretion. If Mr. Nolan is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage, or, if such termination or resignation occurs within the three months prior to or 12 months following a change in control, as defined in Mr. Nolan’s employment agreement, 18 months of continued base salary, a bonus severance payment equal to the sum of Mr. Nolan’s (i) target annual performance bonus for the year in which the change in control occurs, divided by the total number of days in such performance year, plus (ii) Mr. Nolan’s target annual performance bonus for the year in which the change in control occurs, multiplied by 150%, premiums for continued health coverage and accelerated vesting in full of any outstanding stock awards granted during Mr. Nolan’s employment term.  Pursuant to his agreement, Mr. Nolan also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Employment Agreement with Brian Kaspar

Pursuant to the terms of his employment agreement, Dr. Kaspar’s employment is at will and may be terminated at any time by us or Dr. Kaspar. Under the terms of the agreement, Dr. Kaspar is entitled to receive an annual base salary of $418,000, and an annual target bonus of 40% of his annual base salary, based upon the assessment by the Compensation Committee of Dr. Kaspar's performance and our attainment of targeted goals as set by the Compensation Committee in its sole discretion. If Dr. Kaspar is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage, or, if such termination or resignation occurs within the three months prior to or 12 months following a change in control, as defined in Dr. Kaspar’s employment agreement, 18 months of continued base salary, a bonus severance payment equal to the prorated amount of his target annual performance bonus for the year in which the change of control occurs, premiums for continued health coverage and accelerated vesting in full of any outstanding stock awards granted during Dr. Kaspar’s employment term.  Pursuant to his agreement, Dr. Kaspar also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Employment Agreement with James L’Italien

Pursuant to the terms of his employment agreement, Dr. L’Italien’s employment is at will and may be terminated at any time by us or Dr. L’Italien. Under the terms of the agreement, Dr. L’Italien is entitled to receive an annual base salary of $375,950, and an annual target bonus of 40% of his annual base salary, based upon the assessment by the Compensation Committee of Dr. L’Italien's performance and our attainment of targeted goals as set by the Compensation Committee in its sole discretion. If Dr. L’Italien is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage, or, if such termination or resignation occurs within the three months prior to or 12 months following a change in control, as defined in Dr. L’Italien’s employment agreement, 18 months of continued base salary, a bonus severance payment equal to the prorated amount of his target annual performance bonus for the year in which the change of control occurs, premiums for continued health coverage and accelerated vesting in full of any outstanding stock awards granted during Dr. L’Italien’s employment term.  Pursuant to his agreement, Dr. L’Italien also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Employment Agreement with Sukumar Nagendran

Pursuant to the terms of his employment agreement, Dr. Nagendran’s employment is at will and may be terminated at any time by us or Dr. Nagendran. Under the terms of the agreement, Dr. Nagendran is entitled to receive an annual base salary of $426,000, and an annual target bonus of 40% of his annual base salary, based upon the assessment by the Compensation Committee of Dr. Nagendran's performance and our attainment of targeted goals as set by the Compensation Committee in its sole discretion. If Dr. Nagendran is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage, or, if such termination or resignation occurs within the three months prior to or 12 months following a change in control, as defined in Dr. Nagendran’s employment agreement, 18 months of continued base salary, a bonus severance payment equal to the prorated amount of his target annual performance bonus for the year in which the change of control occurs, premiums for continued health coverage and accelerated vesting in full of any outstanding stock awards granted during Dr. Nagendran’s employment term.  Pursuant to his agreement, Dr. Nagendran also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

The foregoing descriptions of our employment agreements with Mr. Nolan and Drs. Kaspar, L’Italien and Nagendran are not complete and are qualified in their entireties by reference to the employment agreements filed as exhibits to this Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement for our 2018 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in our proxy statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The information required by this Item 12 will be included in our proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2017.

Number of shares of common
	Shares of common		stock remaining available for
	stock to be issued	Weighted-average	future issuance under equity
	upon exercise of	exercise price of	compensation plans (excluding
	outstanding	outstanding	securities reflected in
Plan category	options (#)	options ($)	column (a)) (#)
Equity compensation plans approved by stockholders	3,243,371	$41.30	2,204,082	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,243,371	$41.30	2,204,082

(1)

Reflects shares of common stock available for future issuance under our 2016 Plan at December 31, 2017. In January 2016, our board of directors adopted our 2016 Plan, which was approved by our stockholders in February 2016. The 2016 Plan became effective on February 10, 2016. Accordingly, no additional stock awards will be granted under the 2014 Plan. As of February 26, 2018 2,732,812 shares of common stock are available for issuance under our 2016 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our proxy statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our proxy statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed on February 17, 2016).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8‑K filed on February 17, 2016).
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S‑1 filed on February 9, 2016).
4.2	Form of Warrant to purchase shares of Class B‑2 Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑1 filed on October 15, 2015).
10.1

Third Amended and Restated Investor Rights Agreement dated September 3, 2015 among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑1 filed on October 15, 2015).

10.1.1

Amendment, Waiver and Joinder to Third Amended and Restated Investor Rights Agreement, effective as of October 13, 2015, among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.2#	Amended and Restated 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S‑1 filed on January 15, 2016).
10.3#	Form of Stock Incentive Award Agreement under 2014 Stock Plan, as amended to date (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S‑1 filed on January 15, 2016).
10.4#	Form of Exercise Notice and Agreement under 2014 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S‑1 filed on January 15, 2016).
10.5#	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S‑1 filed on February 1, 2016).
10.6#

Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S‑1 filed on February 1, 2016).

10.7#	Non‑Employee Directors’ Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S‑1 filed on February 1, 2016).
10.8†	License Agreement dated March 21, 2014 between the Registrant and REGENXBIO Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S‑1 filed on January 15, 2016).
10.8.1†	First Amendment to License Agreement dated January 8, 2018 between the Registrant and REGENXBIO Inc.
10.9†

License Agreement dated May 29, 2015 between the Registrant and Asklepios BioPharmaceutical, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.10†

Amended and Restated Exclusive License Agreement dated January 13, 2016 between the Registrant and Nationwide Children’s Hospital (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.11

Office Lease dated July 31, 2015 between the Registrant and Wanxiang Bannockburn, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.11.1

First Amendment to Office Lease dated July 15, 2016 between the Registrant and Wanxiang Bannockburn, L.L.C. (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S‑1 filed on August 24, 2016).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S‑1 filed on February 1, 2016).
10.13#	Employment Agreement dated June 8, 2015 between the Registrant and Sean Nolan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S‑1 filed on January 15, 2016).

Exhibit Number		Description of Exhibit
10.14#		Consulting Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S‑1 filed on January 15, 2016).
10.15#

Restricted Stock Purchase Agreement dated January 28, 2014 between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.16#

Employment Agreement dated January 1, 2016 by and between the Registrant and Brian K. Kaspar (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.17#

Employment Agreement dated July 24, 2015 by and between the Registrant and Thomas J. Dee (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.18#

Employment Agreement dated August 7, 2015 by and between the Registrant and Sukumar Nagendran (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S‑1 filed on January 15, 2016).

10.19	†

Exclusive License Agreement dated September 9, 2016, by and between the Registrant and the Research Institute at Nationwide Children's Hospital, with respect to Amyotrophic Lateral Sclerosis (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 10, 2017).

10.20†

Exclusive License Agreement dated September 9, 2016, by and between the Registrant and Nationwide Children's Hospital, with respect to Rett syndrome (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 10, 2017).

10.21†

License Agreement dated June 7, 2017, by and between the Registrant and REGENXBIO Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 10, 2017).

10.22#

Employment Agreement dated October 19, 2017 by and between the Registrant and Phillip B. Donenberg (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed on November 9, 2017).

10.23#		Employment Agreement dated February 26, 2018 by and between the Registrant and Sean Nolan.
10.24#		Employment Agreement dated February 26, 2018 by and between the Registrant and Brian Kaspar.
10.25#		Employment Agreement dated February 26, 2018 by and between the Registrant and Sukumar Nagendran.
10.26#		Employment Agreement dated February 26, 2018 by and between the Registrant and James L’Italien.
16.1		Letter dated July 14, 2017 from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on July 14, 2017).
21.1		List of subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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
Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SEAN P. NOLAN	President, Chief Executive Officer and Director	February 28, 2018
Sean P. Nolan	(principal executive officer)

/s/ PHILLIP B. DONENBERG	Chief Financial Officer (principal financial	February 28, 2018
Phillip B. Donenberg	officer and principal accounting officer)

/s/ BRIAN K. KASPAR	Chief Scientific Officer and Director	February 28, 2018
Brian K. Kaspar

/s/ DANIEL WELCH	Chairman of the Board of Directors	February 28, 2018
Daniel Welch

/s/ TERRENCE C. KEARNEY	Director	February 28, 2018
Terrence C. Kearney

/s/ PAUL B. MANNING	Director	February 28, 2018
Paul B. Manning

/s/ JOAO SIFFERT	Director	February 28, 2018
Joao Siffert

/s/ BONG Y. KOH	Director	February 28, 2018
Bong Y. Koh

/s/ FRANK VERWIEL	Director	February 28, 2018
Frank Verwiel