Form 10-Q
period 2018-03-31
AveXis, Inc.
filed 2018-05-04
CIK 1652923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☒		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 3, 2018, there were 36,816,476 shares of the registrant’s common stock outstanding.

AveXis, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

AveXis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$586,808	$324,117
Prepaid expenses and other current assets	11,636	8,321
Total current assets	598,444	332,438
Property and equipment, net	62,864	56,174
Restricted cash	2,830	—
Other long-term assets	3,115	2,966
Total assets	$667,253	$391,578
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,118	$10,587
Accrued expenses and other current liabilities	29,566	44,938
Short-term licensing fees payable	27,508	—
Accrued indemnification obligation	1,635	2,788
Total current liabilities	72,827	58,313
Long-term liabilities	25,100	525
Total liabilities	$97,927	$58,838
Commitments and contingencies
Preferred stock, par value $0.0001 per share, 10,000 shares authorized, none issued	—	—
Common stock; par value $0.0001 per share, 100,000 shares authorized, 36,810 shares issued and outstanding at March 31, 2018; 32,090 shares issued and outstanding at December 31, 2017	4	3
Additional paid-in capital	1,151,037	692,350
Accumulated deficit	(581,715)	(359,613)
Total stockholders’ equity	569,326	332,740
Total liabilities and stockholders’ equity	$667,253	$391,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
General and administrative	22,747	9,638
Research and development	199,709	20,327
Total operating expenses	222,456	29,965
Loss from operations	(222,456)	(29,965)
Interest income, net	354	246
Net loss and comprehensive loss	$(222,102)	$(29,719)
Basic and diluted net loss per common share	$(6.20)	$(1.07)
Weighted-average basic and diluted common shares outstanding	35,842	27,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

AveXis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(222,102)	$(29,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,267	244
Stock-based compensation	12,988	5,084
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,391)	(2,533)
Other long-term assets	(149)	(642)
Accounts payable	1,706	6,526
Accrued expenses and other current liabilities	(1,884)	(7,154)
Accrued indemnification obligation	(1,153)	67
Accrued licensing fees payable	52,107	—
Net cash used in operating activities	(160,611)	(28,127)
Cash flows from investing activities
Capital expenditures	(7,921)	(8,064)
Net cash used in investing activities	(7,921)	(8,064)
Cash flows from financing activities
Proceeds from issuance of common stock	431,857	—
Proceeds from exercise of stock options	5,029	215
Taxes paid on stock-based compensation vesting and exercise	(2,833)	—
Net cash provided by financing activities	434,053	215
Net increase (decrease) in cash and cash equivalents and restricted cash	265,521	(35,976)
Cash and cash equivalents and restricted cash, Beginning of Period	324,117	240,430
Cash and cash equivalents and restricted cash, End of Period	$589,638	$204,454
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	$7,009	$5,842
Shares issued in settlement with stockholder (See Note 7)	11,647	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AveXis, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.Background

Avexis, Inc., (“the Company”) is a clinical‑stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life‑threatening neurological genetic diseases. The Company’s initial product candidate, AVXS‑101, is its proprietary gene therapy product candidate for the treatment of spinal muscular atrophy, (“SMA”). SMA is a severe neuromuscular disease characterized by the loss of motor neurons, leading to progressive muscle weakness and paralysis. SMA is generally divided into sub‑categories termed SMA Type 1, 2, 3 and 4.

On April 6, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis AG, a company organized under the laws of Switzerland (“Parent”), and Novartis AM Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), pursuant to which, and upon the terms and subject to the conditions described therein, on April 17, 2018, Purchaser commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock at a purchase price of $218.00 per share, net to the seller in cash, without interest, subject to any required withholding of taxes.  As of the date of this filing, the Offer and the merger contemplated by the Merger Agreement have not been completed (see Note 11).

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2017 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report on Form 10-K”), but does not include all disclosures required by GAAP.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2018, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard was effective for the Company in the quarterly period ending March 31, 2018. The adoption of this updated standard resulted in restricted cash being combined with cash and cash equivalents on the cash flow statement.

3. Restricted Cash

As of March 31, 2018, restricted cash was $2.8 million and related to a letter of credit signed by the Company in the three months ended March 31, 2018.  The letter of credit was signed in conjunction with an amendment to the lease at the Libertyville, Illinois manufacturing facility. There was no restricted cash as of December 31, 2017.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the condensed consolidated balance sheet to the same items as reported in the condensed consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2018	2017
Cash and cash equivalents	$586,808	$204,454
Restricted cash	2,830	—
Cash and cash equivalents and restricted cash	$589,638	$204,454

4.Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Equipment	$41,733	$34,777
Leasehold improvements	12,513	7,123
Construction in progress	11,208	15,656
Furniture	978	919
Property and equipment, gross	66,432	58,475
Less: accumulated depreciation	(3,568)	(2,301)
Property and equipment, net	$62,864	$56,174

Depreciation expense was $1.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.  Advances paid towards the acquisition of property and equipment, and the cost of property and equipment not ready for use before the end of the period, are both classified as construction in progress.

5.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued manufacturing development costs	$8,786	$10,356
Accrued construction in progress	5,912	4,156
Accrued payroll, bonus and deferred compensation	4,413	9,589
Accrued clinical trial costs	3,277	864
Accrued professional and consulting fees	3,338	5,406
Accrued loss on settlement	—	11,647
Accrued franchise taxes and other	3,840	2,920
Accrued expenses and other current liabilities	$29,566	$44,938

6.Stock-Based Compensation

2014 Stock Plan (the “2014 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan”)

The following table summarizes stock option activity under the 2014 Plan and the 2016 Plan (collectively, the “Plans”) for the three months ended March 31, 2018 (in thousands, except per share data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value (a)
Outstanding at December 31, 2017	3,167	$41.30	8.35	$219,656
Granted	672	$124.57
Exercised	(97)	$26.49
Cancelled or forfeited	(62)	$42.95
Outstanding at March 31, 2018	3,680	$56.88	8.45	$249,205
Exercisable at March 31, 2018	1,240	$22.52	7.55	$125,304
Exercisable and expected to vest at March 31, 2018	3,680	$56.88	8.45	$249,205

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in-the-money at March 31, 2018 and December 31, 2017. The intrinsic value of the outstanding stock options as of March 31, 2018 at the purchase price of $218.00 per share in the Offer is equal to $592.9 million (see Note 11).

For the three months ended March 31, 2018 and 2017, the total number of stock options exercised was 97,388 and 43,120, respectively, resulting in total proceeds of $5.0 million and $0.2 million, respectively.

As of March 31, 2018 there was $89.8 million of unrecognized stock-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.4 years.

The Company has recorded total stock-based compensation expense related to the issuance of stock option awards under the Plans in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$6,995	$1,978
General and administrative	5,274	2,765
	$12,269	$4,743

Stock Options Granted

The weighted-average grant date fair value of options granted during the three months ended March 31, 2018 and 2017 was $85.55 and $47.20,  respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Expected volatility	77.68%	86.88%
Risk-free interest rate	2.53%	1.94%
Expected term (in years)	6.08	6.08
Expected dividend yield	0.00%	0.00%

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

Service-Based Restricted Stock Units

The Company grants restricted stock units (“RSUs”) with service-based vesting terms from time to time. The outstanding RSUs vest over a period of three years. For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the RSUs on the date of grant and is recognized as expense on a straight-line basis over the requisite service period. All RSUs issued vest over time as stipulated in the individual RSU award agreements.

A summary of the status of the Company's RSUs at March 31, 2018 and of changes in RSUs outstanding under the 2016 Plan for the three months ended March 31, 2018 is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding at December 31, 2017	27	$38.79
Granted	139	129.85
Vested	(10)	$40.24
Forfeited and cancelled	(0)	$34.90
Outstanding at March 31, 2018	156	$119.79

At March 31, 2018, there was $17.7 million of unrecognized compensation cost related to unvested RSUs that will be recognized as expense over a weighted-average period of 1.8 years.

The Company has recorded total stock-based compensation expense related to the issuance of service-based RSUs under the Plans in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$399	$302
General and administrative	320	39
	$719	$341

Performance-Based Restricted Stock Units

On March 20, 2017, the Company granted to certain employees a total of 49,332 performance-based restricted stock units (“PSUs)”. These PSUs vest upon the achievement of certain regulatory and manufacturing milestones. If the milestones do not occur on or before the three-year anniversary of the grant date, all unvested PSUs will be cancelled. As of March 31, 2018, all 49,332 of these PSUs were outstanding, none had vested and the weighted-average grant date fair value of all shares was $79.75 per share. The Company has not yet recognized any PSU-related stock-based compensation expense as regulatory and manufacturing milestones have not yet been met; however, in the event the performance conditions are met, $3.9 million of research and development compensation expense will be recognized by the Company. There were no PSUs granted during the three months ended March 31, 2018.

Warrants Granted to Non-Employees

During the three months ended March 31, 2018 and 2017, there were no warrants exercised and as a result no proceeds received by the Company. As of March 31, 2018, there were 305,775 common stock warrants vested and outstanding issued to non-employees with a weighted-average exercise price of $2.57.

7.Equity and Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock.

For the three months ended March 31, 2018 and 2017, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options	3,680	2,734
Stock warrants	306	306
Unvested service-based restricted stock units	156	42
Unvested performance-based restricted stock units	49	49
	4,191	3,131

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss and comprehensive loss	$222,102	$29,719
Denominator:
Weighted-average basic and diluted common shares	35,842	27,734
Basic and diluted net loss per common share	$6.20	$1.07

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

8.Commitments and Contingencies

Operating Leases

In March 2018, the Company entered into a lease agreement, which expires in August 2027, for approximately 9,500 square feet adjacent to the Company’s existing space in San Diego, California.  The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight‑line basis over the term of the lease.

In March 2018, the Company entered into a lease agreement, which expires in July 2026, for approximately 44,000 square feet of warehouse, office and storage space in Libertyville, Illinois.

In March 2018, the Company entered into a lease agreement, which expires in July 2024, for approximately 4,700 square feet adjacent to the Company’s existing facility in Bannockburn, Illinois.  The lease agreement provides for annual escalation in rent payments during the lease term. The Company is amortizing the escalation in rental payments on a straight‑line basis over the term of the lease.

Guarantees and Indemnifications

In the normal course of business, the Company has entered into agreements that contain a variety of representations and provide for general indemnification, including indemnification agreements with the Company’s officers and directors. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations. As of March 31, 2018 and December 31, 2017, the Company did not have any material indemnification claims related to these agreements that were probable or reasonably possible and consequently has not recorded any related liabilities.

Litigation

On September 8, 2016, Sophia's Cure Foundation (“SCF”), a non-profit 501(c)(3) public charity, filed a complaint in U.S. District Court, Southern District of Ohio, naming as defendants Nationwide Children's Hospital (“NCH”) and other entities affiliated with NCH, the Company and certain of the Company's present and former executives (the “Complaint”). According to the complaint, in 2012, SCF and Nationwide Children’s Hospital Foundation (“NCH Foundation”) entered into a donation agreement under which SCF provided NCH a gift of $550,000 to fund clinical work associated with the study of the product candidate that the Company now refers to as AVXS-101 for SMA Type 1 patients, and NCH Foundation agreed in such donation agreement to reference SCF as the “primary sponsor” of such clinical work in all publications issued by NCH Foundation. The complaint also alleges that NCH breached the donation agreement by not naming SCF as the sponsor of the investigational new drug application (the “IND”) that it filed for AVXS-101. Additionally, the complaint alleges that the Company and the named Company executives (present and former) tortiously interfered with SCF’s rights under the donation agreement by assuming sponsorship of the IND under the NCH License. There is no contractual relationship between the Company and SCF. The complaint seeks, among other relief, monetary damages of $500.0 million and equitable relief, including taking steps to designate SCF as the sponsor of the IND. On October 10, 2017, the Court granted all of the defendants’ motions to dismiss. On October 31, 2017, SCF filed a second amended complaint against all of the defendants except two of the Company’s present executives, who were dropped from the second amended complaint. The Company believes that the second amended complaint is without merit and intends to vigorously defend itself and its present and former executives from the allegations. The Company filed a new motion to dismiss on December 5, 2017. The Company views the possibility of loss in this matter to be remote.

Lawsuits may be asserted against the Company in the normal course of business. Based on information currently available, management believes that the disposition of any matters, including the matter involving SCF described above, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9.Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2018 and December 31, 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a reduction of the amount of the orphan drug credit. As a result of the TCJA, the Company remeasured its ending deferred tax assets and liabilities at December 31, 2017 to the newly enacted U.S. federal corporate tax rate of 21%. The Company recognized the provisional tax impacts related to the remeasurement of the deferred tax assets and liabilities pursuant to SEC Staff Accounting Bulletin No. 118 and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company did not record any adjustments to this provisional amount during the three months ended March 31, 2018 and will continue to analyze and refine its calculations related to the remeasurement as the impact of TCJA is finalized.

10.Collaboration and License Agreements

The Company has entered into three license agreements related to its SMA programs and its planned preclinical programs in Rett syndrome and amyotrophic lateral sclerosis (“ALS”) caused by mutations in the gene that produces the copper zinc superoxide dismutase 1 (“SOD1”) enzyme (“genetic ALS”).

REGENXBIO Inc.

On January 8, 2018, the Company entered into an amendment (the “Amendment”) to the License Agreement dated March 21, 2014 (as amended, the “REGENXBIO SMA License”) between the Company and REGENXBIO Inc. (“REGENXBIO”).  Under the terms of the Amendment, REGENXBIO granted the Company an exclusive, worldwide commercial license, with rights to sublicense, to all recombinant adeno-associated virus vectors in REGENXBIO’s intellectual property portfolio during the term of the license agreement for the treatment of SMA in humans by in vivo gene therapy. Additionally, the Amendment modifies the terms and conditions of the License Agreement relating to assignment. Under the amended assignment provision, the Company is permitted to transfer the License Agreement without REGENXBIO’s consent in connection with a change of control of the Company, subject to the transferee or successor agreeing in writing to be bound by the terms of the License Agreement.  The Amendment requires that in a change of control of the Company, the following amounts due under the license agreement, if unpaid at the time of the change in control, become immediately payable: the first and second anniversary payments of $30.0 million each and the first sales-based milestone payment of $40.0 million.

As consideration for the Amendment, the Company paid $80.0 million upon entry into the Amendment and is required to pay $30.0 million on the first anniversary of the effective date of the Amendment and $30.0 million on the second anniversary of the effective date of the Amendment.  In addition, pursuant to the Amendment, the Company agreed to pay up to $120.0 million in the aggregate of potential future sales-based milestone payments for all REGENXBIO SMA licensed products. The Company also agreed to pay a mid‑single digit to low double-digit royalty percentages on net sales of REGENXBIO SMA licensed products using adeno-associated virus serotype 9 (“AAV9”) and a low-double digit royalty percentage on net sales of any product candidate developed by the Company for the treatment of SMA using an adeno-associated virus vector other than AAV9, in each case subject to a reduction in specified circumstances.  During the three months ended March 31, 2018, $130.7 million of expenses were recognized within research and development representing the $80.0 million upfront payment made to REGENXBIO in January 2018 and the net present value of the guaranteed fixed payments due on the first and second anniversaries of the effective date of the Amendment.   As of March 31, 2018, the Company has accrued the net present value of the first anniversary payment within short-term licensing fees payable and the second anniversary payment within long-term liabilities on the balance sheet.  Additionally, the Company recognized interest expense of $1.4 million associated with the accretion of its discounted guaranteed fixed payments due to REGENXBIO in 2019 and 2020.

The REGENXBIO SMA License term continues until the last valid patent claim expires or lapses in all countries of the world. Additionally, the Company may terminate the REGENXBIO SMA License at any time upon a specified notice period and REGENXBIO may terminate the REGENXBIO SMA License upon the breach (after notice and cure periods) or insolvency of the Company, if the Company is greater than a specified number of days late (after notice and cure periods) in paying money due under the REGENXBIO SMA License or if the Company, its affiliates, or sublicensees challenges the REGENXBIO SMA patents subject to the REGENXBIO SMA License. Either party may terminate the REGENXBIO SMA License for material breach if such breach is not cured within a specified number of days.

GÉNÉTHON

In March 2018, the Company entered into a license agreement with Généthon, acting in its own name and for its own behalf as well as in the name and on behalf of Centre National de la Recherche Scientifique (together “Généthon”), pursuant to which Généthon granted the Company an exclusive, worldwide license to certain patents for in vivo gene replacement therapy delivery of the survival motor neuron protein gene using the AAV9 vector into the central nervous system for the treatment of SMA. Under the Généthon agreement, the Company paid Généthon a one-time upfront license fee of $4.0 million. The Company is also required to pay $0.5 million for the first three years to support Généthon’s ongoing research, ongoing annual management fees of $25 thousand and up to a total of $11.0 million in development and sales-based milestone fees for licensed products. Under the terms of the Généthon agreement, the Company is also required to pay Généthon mid-single digit royalties of net sales on licensed products, subject to reduction in certain circumstances due to royalty stacking provisions and a mid-teens percentage of any sublicense fees that the Company receives from sublicensees for the licensed intellectual property rights. As of March 31, 2018,  the Company had recognized $4.5 million of research and development expenses related to the Généthon license and no royalty fees have been recognized.

11.      Subsequent Events

On April 6, 2018, the Company entered into the Merger Agreement with Parent and Purchaser, pursuant to which, and upon the terms and subject to the conditions described therein, on April 17, 2018, Purchaser commenced the Offer to acquire all of the outstanding shares of the Company’s common stock at a purchase price of $218.00 per share (such price, as it may be increased as described in the following sentence, the “Offer Price”), net to the seller in cash, without interest, subject to any required withholding of taxes.  In the event Parent elects to extend the Outside Date (as defined in the Merger Agreement) in accordance with the terms of the Merger Agreement, the Offer Price will be increased to

$225.00 per share, net to the seller in cash, without interest, subject to any required withholding of taxes.  The Offer will expire at 12:00 Midnight, New York City time, at the end of the day on Monday, May 14, 2018 (unless the Offer is extended).

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

Each of the Company and Parent filed a Premerger Notification and Report Form under the HSR Act with respect to the Offer and the Merger with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice on April 13, 2018. On April 30, 2018, the waiting period under the HSR Act applicable to the Offer and the Merger expired.  Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Quarterly Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•

our pending acquisition by Novartis AG, including uncertainties as to the timing of the tender offer and the subsequent merger; the risk that the tender offer or the subsequent merger may not be completed in a timely manner or at all; uncertainties as to the percentage of our stockholders tendering their shares in the tender offer; the possibility that competing offers or acquisition proposals for our company will be made; the possibility that any or all of the various conditions to the consummation of the tender offer or the subsequent merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement dated April 6, 2018, or the “Merger Agreement”, among Novartis AG, Novartis AM Merger Corporation and us, including in circumstances which would require us to pay a termination fee; the effect of the announcement or pendency of the transactions contemplated by the Merger Agreement on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, suppliers and others with whom we do business, or our operating results and business generally; risks related to diverting management’s attention from our ongoing business operations; and the risk that stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability;

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
•

the proposed clinical development pathway for AVXS-101 and the acceptability of the results of such trials for regulatory approval of AVXS-101 by the U.S. Food and Drug Administration, or the FDA or comparable foreign regulatory authorities;

•

the proposed timing of filing investigational new drug applications with the FDA in connection with gene therapies we are developing for a genetic form of amyotrophic lateral sclerosis, or genetic ALS, and Rett syndrome;

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

•	our ability to successfully commercialize AVXS-101;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our ability to identify and develop new product candidates, including our planned new programs in Rett syndrome and genetic ALS;
•	our ability to identify, recruit and retain key personnel;
•	our and our licensors’ ability to protect and enforce our intellectual property protection for AVXS-101, and the scope of such protection;
•	our financial performance;
•	the development of and projections relating to our competitors or our industry; and
•	our expectations about the outcome of litigation and controversies with third parties, including the lawsuit filed by Sophia’s Cure Foundation; and the impact of laws and regulations.

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

Business Overview

We are a clinical‑stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from rare and life‑threatening neurological genetic diseases. In April 2018, we announced that we had entered into an Agreement and Plan of Merger with Novartis AG, a company organized under the laws of Switzerland, or Parent, and Novartis AM Merger Corporation, or Purchaser, a Delaware corporation and a wholly owned subsidiary of Parent.

Our initial product candidate, AVXS-101, is our proprietary gene therapy product candidate for the treatment of spinal muscular atrophy, or SMA. SMA is a severe neuromuscular disease characterized by the loss of motor neurons, leading to progressive muscle weakness and paralysis. The incidence of SMA is approximately one in 10,000 live births. SMA is generally divided into sub categories termed SMA Type 1, 2, 3 and 4. We are conducting a pivotal clinical trial for AVXS-101 for the treatment of SMA Type 1, the leading genetic cause of infant mortality. SMA Type 1 is a lethal genetic disorder characterized by motor neuron loss and associated muscle deterioration, resulting in mortality or the need for permanent ventilation support before the age of two for greater than 90% of patients. In the incident population, approximately 60% of SMA patients have Type 1. In our Phase 1 trial of infants with SMA Type 1, at 24 months following gene transfer, 15 of 15 (100%) patients were alive and without need for permanent ventilation. The median age at last follow-up was 27.8 months and 30.7 months for patients in the proposed therapeutic dose cohort, or Cohort 2, and low-dose cohort, or Cohort 1, respectively. Natural history indicates only eight percent of untreated patients with SMA Type 1 survive event-free at 20 months of age. We observed a favorable safety profile and AVXS-101 was well tolerated.

The survival motor neuron protein, or SMN, is a critical protein for normal motor neuron signaling and function.  SMA, and the SMA sub‑types, are diagnosed by identifying the existence of a genetic defect in the SMN1 gene, by determining the number of copies of the SMN2 backup gene, which correlates with disease onset and severity and appropriate clinical signs and symptoms of the disease. Patients with SMA Type 1 either have experienced a deletion of their SMN1 genes, which prevents them from producing adequate levels of functional SMN protein, or carry a mutation in their SMN1 gene. AVXS‑101 is designed to deliver a fully functional human SMN gene into the nuclei of target cells, including motor neurons, that then generates an increase in SMN protein levels, and we believe this will result in improved motor neuron function and patient outcomes. We believe gene therapy is well‑suited for the treatment of SMA due to the monogenic nature of the disease, meaning it is caused by mutations in or deletions of a single gene. AVXS‑101 is designed to possess the key elements of an optimal gene therapy approach to SMA, potentially enabling a one‑time dose regimen: delivery of a fully functional human SMN gene into target motor neuron cells; production of sufficient levels of SMN protein required to improve motor neuron function; and rapid onset of effect in addition to sustained SMN gene expression. AVXS‑101 utilizes a non‑integrating adeno‑associated virus, or AAV, capsid to deliver a functional copy of a human SMN gene to the patient’s own cells without modifying the existing DNA of the patient. Unlike many other capsids, the AAV9 capsid utilized in AVXS‑101 crosses the blood‑brain barrier, a tight protective barrier which regulates the passage of substances between the bloodstream and the brain, thus allowing for intravenous administration. In addition, AAV9 has been observed in preclinical studies to efficiently target motor neuron cells when delivered via either intrathecal or intravenous administration. AVXS‑101 has a self‑complementary DNA sequence that enables rapid onset of effect and a continuous promoter that is intended to allow for continuous and sustained SMN gene expression. Although the U.S. Food and Drug Administration, or FDA, approved an alternative-splicing drug for the treatment of SMA in December 2016, we believe there remains significant unmet medical need and interest in a gene replacement therapy for SMA that can act on the underlying defect in the SMN1 gene and that can provide enhanced survival and motor function benefit via a one‑time dose.

In addition to developing AVXS-101 to treat SMA, we plan to develop other novel gene therapy treatments for two additional rare neurological monogenetic diseases, Rett syndrome and a genetic form of amyotrophic lateral sclerosis caused by mutations in the superoxide dismutase 1 gene, or genetic ALS.

Regulatory Approvals

United States

The FDA has granted AVXS-101 orphan drug designation for the treatment of SMA and fast track designation for the treatment of SMA Type 1. The FDA granted breakthrough therapy designation for AVXS-101 for the treatment of SMA Type 1 in pediatric patients. The FDA established breakthrough therapy designation to facilitate dialogue between the FDA and the sponsor to provide advice on generating evidence needed to support approval of the therapy in an efficient manner with more intensive and interactive guidance on an efficient drug development program, an organizational commitment involving the FDA’s senior managers, and eligibility for rolling review and priority review.

We held an end-of-Phase 1 meeting with the FDA in December 2017. The goal of the end-of-Phase 1 meeting was to review the non-clinical, clinical and Chemistry, Manufacturing and Controls, or CMC, data that had been generated by us to that date, and to align with the FDA on next steps leading to a Biologics License Application, or BLA, submission. The FDA provided detailed information requests in each of the areas discussed, which have now been addressed through a series of information request response submissions to the investigational new drug, or IND, application.

The general purpose of the pre-BLA meeting is to outline what information is to be submitted in the BLA and how that information will be submitted. We submitted a pre-BLA meeting request and the FDA granted the pre-BLA meeting setting a date for the meeting in June 2018.  As part of a pre-BLA briefing package, whose purpose is to provide the necessary background information to FDA to enable them to make informed decisions about the AVXS-101 clinical development program, we plan to provide the available clinical data from our on-going pivotal trial of AVXS-101 in

SMA Type 1 (STR1VE); SMA Type 1 LTFU Study; the Phase 1 trial in SMA Type 2 (STRONG); and the Phase 3 Pre- Symptomatic Trial in SMA Type 1,2 and 3 (SPRINT).

Europe

The European Medicines Agency, or EMA, has granted AVXS-101 orphan drug designation for the treatment of SMA. The EMA has also granted access into its PRIority MEdicines, or PRIME, program for AVXS-101 for the treatment of SMA Type 1. PRIME is intended to enhance support for the development of medicines—specifically those that may offer a major therapeutic advantage over existing treatments or benefit patients without treatment options—through early and proactive support by EMA to optimize the generation of robust data and development plans, and potentially expedite the assessment of the marketing authorization application so these medicines may reach patients sooner.  We have requested a pre-marketing authorization application, or MAA, meeting from EMA. The purpose of this meeting is to discuss the possible approval pathways that may be available to grant AVXS-101 Marketing Authorization in the EU and the timelines under which an MAA may be submitted.

Japan

In March 2018, Japan’s Ministry of Health, Labour and Welfare awarded AVXS-101 SAKIGAKE designation for the treatment of SMA Type 1.  The designation was based on data from the Phase 1 clinical trial of AVXS-101.

SAKIGAKE is intended to promote research and development in Japan for innovative new medical products that satisfy certain criteria, such as the severity of the intended indication, by providing prioritized consultation review during the early stages of development and by shortening the target review period for license applications from 12 months to as few as six months.  The benefits of SAKIGAKE are similar to breakthrough therapy designation in the United States and access to the PRIME scheme in the European Union, both of which have already been granted to AVXS-101.

Clinical Trials

In addition to our ongoing trials discussed below, we intend to expand our clinical development program of AVXS-101 for the treatment of SMA by initiating additional clinical trials to further evaluate AVXS-101, including in new patient populations.  First, we intend to initiate a pivotal trial of AVXS-101 for the treatment of SMA Type 1 in Europe during the first half of 2018.   Second, we intend to initiate a multi-national pediatric “all comers” trial for approximately 50 patients between approximately six months and 18 years of age who do not qualify for other AVXS-101 trials at the time of gene therapy, to evaluate a one-time intrathecal, or IT, dose of AVXS-101 in the late fourth quarter of 2018 or early 2019.  Finally, we expect to submit investigational new drug applications for AVXS-201 for Rett syndrome (MECP2) and AVXS-301 for genetic ALS (SOD1) in late 2018/early 2019.

24-Month Follow-Up Data from Phase 1 Trial of AVXS-101 in SMA Type 1

The Phase 1, open-label, dose-escalation trial was designed to evaluate the safety and tolerability of AVXS-101 in patients with SMA Type 1. The key measures of efficacy were the time from birth to an event and video confirmed achievement of ability to sit unassisted. Additionally, several exploratory objective measures were assessed, including a standard motor milestone development survey and the Children’s Hospital of Philadelphia Infant Test of Neuromuscular Disorders, or CHOP INTEND. In April 2018, we reported 24-month follow-up data from the Phase 1 trial of AVXS-101 for the treatment of SMA Type 1. After the 24-month follow-up, to date, 11 patients have enrolled in the LTFU, trial for ongoing evaluation.

Event-free Survival and Safety

Twenty-four months following gene transfer, 15 of 15 (100%) patients were alive and without need for permanent ventilation. The median age at last follow-up was 27.8 months and 30.7 months for patients in Cohort 2 and Cohort 1, respectively. Natural history indicates only eight percent of untreated patients with SMA Type 1 survive event-free at 20 months of age.

AVXS-101 appeared to have a favorable safety profile and to be generally well tolerated, with no new treatment-related safety or tolerability concerns identified at the 24-month follow-up.

•

A cumulative total of 319 adverse events, or AEs, (five treatment-related AEs and 314 non-treatment related AEs) were reported following monitoring and source verification. Of these, 60 were determined to be serious adverse events, or SAEs, and 259 were non-serious AEs.

•

As reported in 2016, one patient in Cohort 1 had a pulmonary event that required increased use of bi-level positive airway pressure, or BiPAP, in advance of surgery related to hypersalivation, a condition experienced by some SMA patients; the event was determined by independent review to represent progression of disease and not to be related to the use of AVXS-101. Following surgery, the respiratory support needs decreased below event definition threshold.

•

As has been previously reported, a total of five AEs in four patients were deemed treatment-related. Of these, two were SAEs experienced by two patients, and three were non-serious AEs experienced by two patients. All consisted of clinically asymptomatic liver enzyme elevations and were resolved with prednisolone treatment. There were no clinically significant elevations of gamma-glutamyl transferase, alkaline phosphatase or bilirubin and, as such, Hy’s Law was not met. Other non-treatment-related AEs were expected and were associated with SMA.

Treatment Durability and Motor Milestone Achievement from Long-Term Follow-Up Study

Patients in Cohort 2 continued to achieve new milestones during the LTFU trial. Detailed Cohort 2 motor milestone data is included below.

•	Two additional patients achieved the ability to sit unassisted for 30 seconds or more. Eleven of 12 (92%) patients could sit unassisted.
•	Two additional patients achieved the ability to stand with assistance. Four of 12 (33%) could stand with assistance.
•	Three of four patients achieving these new milestones were on AVXS-101 alone (one sitting and two standing with assistance).
•	The oldest child from Cohort 2 at the time of last visit in the LTFU study was 46.2 months and 40.6 months post gene therapy.

STR1VE

We are conducting a U.S. pivotal clinical trial for AVXS‑101 for the treatment of SMA Type 1.  During the first quarter of 2018, following review of safety data and early signals of efficacy from the first three patients dosed in our pivotal trial of AVXS-101 for SMA Type 1, we, with agreement from the FDA, have initiated screening for the remaining patients in the trial as per the protocol. STR1VE is designed to evaluate the efficacy and safety of a one-time intravenous infusion of AVXS-101. As of April 11, 2018, eleven patients were enrolled in the trial, and six patients were symptomatic and at least one-month post gene therapy treatment. All patients had homozygous deletion of SMN1 and two copies of SMN2; no patient had the known SMN2 gene modifier mutation (c.859G>C). The patient population and baseline characteristics are closely matched to the Phase 1 trial.

All six symptomatic patients were alive and event-free as of April 11, 2018. AVXS-101 appeared to have a favorable safety profile and to be generally well tolerated. At the time of gene transfer, the mean age was 3.2 months, with the oldest patient at 5.0 months of age. In the six patients who were at least one-month post gene transfer, a cumulative total of 25 adverse events were reported. Two patients experienced transient elevations in transaminases greater than 3x ULN that were not clinically significant and all resolved with prednisolone treatment without any clinical manifestations or sequelae. There were no serious adverse events (SAEs) reported.

CHOP-INTEND scores increased by an average of 7.8 at one month after gene transfer (in six patients) and 17.3 at three months after gene transfer (in three patients), reflecting improvement in motor function. These data correlate to CHOP-INTEND achievement by the proposed therapeutic dose cohort in the Phase 1 trial, which experienced mean increases of 9.8 points at one month and 15.4 points at three months. Early CHOP-INTEND increases have been observed to be associated with eventual motor milestone achievement.

STRONG

We are also currently conducting a Phase 1 clinical trial of AVXS-101 for the treatment of SMA Type 2.  Following review of safety data from the first three patients dosed in Cohort 1 using the lower dose (6.0 x 1013 vg), the first patient has been dosed in Cohort 2, the higher dose cohort (1.2 X 1014 vg). Four total patients with SMA Type 2 have now been treated with AVXS-101 in the STRONG study. Three patients less than 60 months of age will be enrolled in Cohort 2 and, if safety is established according to the Data Safety Monitoring Board, an additional 21 patients will be enrolled in Cohort 2 until there are a total of 12 patients less than 24 months, and 12 patients at least 24 months but less than 60 months of age.  Therefore, as of April 11, 2018, four patients have been dosed.  SMA Type 2 typically presents between six and 18 months of age, and those affected will never walk without support and most will never stand without support. SMA Type 2 results in mortality in more than 30% of patients by the age of 25.

SPRINT

In April 2018, the first patient was dosed in a Phase 3 trial evaluating AVXS-101 in pre-symptomatic patients with SMA Types 1, 2 and 3, which we refer to as SPRINT.

SPRINT is a multi-cohort, multi-national trial expected to enroll approximately 44 pre-symptomatic patients with a bi-allelic deletion of SMN1; two, three or four copies of SMN2; and who are less than six weeks of age at the time of gene therapy. The trial is designed to evaluate appropriate clinical endpoints, including developmental milestones, survival, bulbar function and safety of a one-time intravenous infusion of AVXS-101 of 1.1 x 1014 vg/kg.

Collaboration and Licensing Agreements

We have significant collaboration and licensing agreements that support our research, development and manufacturing processes.  Refer to the 10-K for background information on these agreements.  During the quarter ended March 31, 2018 the following agreements were entered into or amended:

REGENXBIO

On January 8, 2018, we entered into an amendment, or the Amendment, to the License Agreement dated March 21, 2014, as amended, the REGENXBIO SMA License, between us and REGENXBIO Inc., or REGENXBIO, which expanded upon the exclusive, worldwide license agreement previously entered into for the development and commercialization of products to treat SMA.

Under the terms of the Amendment, we were granted exclusive, worldwide rights to all vectors in REGENXBIO’s NAV Technology Platform for the treatment of SMA in addition to adding and amending certain terms of the 2014 REGENXBIO License Agreement, including the modification of the assignment provision to permit assignment of the REGENXBIO SMA License without REGENXBIO’s consent in the event of a change of control of the company. The Amendment requires that in a change of control of the company, the following amounts due under the license agreement, if unpaid at the time of the change in control, become immediately payable: the first and second anniversary payments of $30 million each and the first sales-based milestone payment of $40 million. We paid REGENXBIO an upfront payment of $80 million in January 2018 in connection with the Amendment and agreed to make an additional payment of $30 million on the first anniversary of the effective date of the Amendment and an additional payment of $30 million on the second anniversary of the effective date of the Amendment. REGENXBIO is eligible to receive potential sales-based milestone payments of up to $120 million. For any product developed for the treatment of SMA using the NAV AAV9 vector, we will continue to pay mid-single to low double-digit royalties on net sales as defined in the original 2014 License Agreement, and for any product developed for the treatment of SMA using a NAV vector, other than NAV AAV9, we will pay REGENXBIO a low double-digit royalty on net sales.  Research and development expenses in the amount of $130.7 million were recognized during the three months ended March 31, 2018, representing the $80 million upfront payment made in January 2018 and the net present value of the payments due on the first and second anniversaries of the effective date of the Amendment.

Généthon

In March 2018, we entered into a license agreement with Généthon, acting in its own name and for its own behalf as well as in the name and on behalf of Centre National de la Recherche Scientifique, pursuant to which Généthon granted us an exclusive, worldwide license to certain patents for in vivo gene replacement therapy delivery of the SMN gene using the AAV9 vector into the central nervous system for the treatment of SMA. This agreement strengthens the AVXS-101 intellectual property estate by providing greater freedom to operate in U.S., Europe and Japan. Under the Généthon agreement, we paid Généthon a one-time upfront license fee of $4.0 million. We are also required to pay $0.5 million for the first three years to support Généthon’s ongoing research, ongoing annual management fees of $25 thousand and up to a total of $11.0 million in milestone fees for licensed products. Under the terms of the Généthon agreement, we are also required to pay Généthon mid-single digit royalties of net sales on licensed products, subject to reduction in certain circumstances due to royalty stacking provisions, and a mid-teens percentage of any sublicense fees that we receive from sublicensees for the licensed intellectual property rights. These royalty rates are subject to potential reduction in other specified circumstances. As of March 31, 2018, we have paid $4.5 million under the Généthon license representing the one-time up-front license fee and the first of three $0.5 million research fees.

Financing

To date, we have funded our research and development and operating activities primarily through private and public equity financings totaling $1,025.9 million of net proceeds, including $431.9 million in net proceeds from a public equity financing during the three months ended March 31, 2018. We have not generated any revenue from sales of gene therapy products to date. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of March 31, 2018, we had an accumulated deficit of $581.7 million. We expect to continue to incur significant expenses and operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to AVXS‑101; develop our planned new programs for Rett syndrome and genetic amyotrophic lateral sclerosis, or ALS; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the manufacture, marketing and sale of AVXS‑101 if it receives regulatory approval; and hire additional personnel, such as clinical, regulatory, manufacturing, quality control and scientific personnel.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, business operations, finance and administrative support functions. Other general and administrative expenses include marketing expenses, facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, expenses associated with obtaining and maintaining patents and costs of our information systems.

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

Interest Income, net

Interest income primarily consists of $1.8 million of interest income earned on our cash and cash equivalents, net of interest expense of $1.4 million associated with the accretion of our discounted guaranteed fixed payments due to REGENXBIO in 2019 and 2020.

Income Taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2018.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for disclosure of recent accounting pronouncements.

Results of Operations

Comparison of the Three Months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the dollar increase or decrease in those items (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	22,747	9,638	13,109
Research and development	199,709	20,327	179,382
Total operating expenses	222,456	29,965	192,491
Loss from operations	(222,456)	(29,965)	(192,491)
Interest income, net	354	246	108
Net loss	$(222,102)	$(29,719)	$(192,383)

General and Administrative Expense

General and administrative expense increased from $9.6 million for the three months ended March 31, 2017, to $22.7 million for the three months ended March 31, 2018. This $13.1 million increase included increases of $3.8 million in salaries and personnel-related costs, $2.8 million of market research expenses, $2.8 million in non-cash stock-based compensation expense, $2.8 million in legal, professional and consulting fees and $1.9 million in other administrative costs driven by increased headcount across all general and administrative functions to support our overall growth. In addition, we incurred increased franchise taxes of $0.5 million.

Research and Development Expense

Research and development expense increased from $20.3 million for the three months ended March 31, 2017, to $199.7 million for the three months ended March 31, 2018. The $179.4 million increase was primarily attributable to $135.2 of expenses recognized pursuant to the REGENXBIO SMA License and the Généthon agreement described above in “—Collaboration and Licensing Agreements.” Research and development expenses also increased due to increased spending at our manufacturing facility, which specifically included increases of $13.8 million on materials and supplies for the facility, $12.8 million on salary and personnel expenses resulting from increased headcount, $7.6 million on process development, primarily lab testing, $5.1 million in non-cash stock-based compensation expense, $1.0 million of fixed asset depreciation, payments made to support third party research of $0.9 million and rent expense and utilities of $0.5 million.  Furthermore, expenses related to clinical trials increased $4.0 million.

Interest Income, net

Interest income for the three months ended March 31, 2018 consisted of interest earned of $1.8 on our cash and cash equivalents offset by interest expense of $1.4 million associated with the accretion of our discounted guaranteed fixed payments due to REGENXBIO in 2019 and 2020.  Interest income for the three months ended March 31, 2017 consisted of interest earned of $0.2 million on our cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our research and development and operating activities primarily through private and public equity financings totaling $1,025.9 million of net proceeds.  This includes an underwritten public offering during the three months ended March 31, 2018 of 4,509,840 shares of our common stock, which, after deducting the underwriting discounts and commissions and other offering costs, resulted in net proceeds of approximately $431.9 million.

As of March 31, 2018, we had cash and cash equivalents of $586.8 million and had no debt outstanding.  As of March 31, 2018, we had $2.8 million of restricted cash related to a lease agreement entered into to expand our manufacturing facility in Libertyville, Illinois.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(160,611)	$(28,127)
Net cash used in investing activities	(7,921)	(8,064)
Net cash provided by financing activities	434,053	215
Net increase / (decrease) in cash and cash equivalents and restricted cash	$265,521	$(35,976)

Operating Activities

For the three months ended March 31, 2018, our net cash used in operating activities of $160.6 million primarily consisted of a net loss of $222.1 million, primarily attributable to our spending on research and development, manufacturing and general and administrative expenses.  The net loss of $222.1 million was partially offset by changes in working capital of $47.2 million, which was primarily due to increases in licensing fees payable and $14.3 million in adjustments for non-cash items, primarily stock-based compensation.

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

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities consisted of $7.9 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.    For the three months ended March 31, 2017, net cash used in investing activities consisted of $8.1 million of capital expenditures, primarily related to our manufacturing facility and purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities of $434.1 million consisted primarily of funds raised from our January 2018 underwritten public offering, proceeds from stock option exercises of $5.0 million, partially offset by taxes paid on stock-based compensation earnings of $2.8 million. For the three months ended March 31, 2017, net cash provided by financing activities of $0.2 million consisted of proceeds from the exercise of employee stock options.

Future Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved gene therapy products or drug therapies. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our gene therapy core business. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize AVXS-101. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates, including with respect to development of AVXS-101 for other types of SMA and other product candidates for other diseases. We also expect to continue to incur costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

• the consummation of the Merger;

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

Our future commercial revenue, if any, will be derived from sales of therapy products. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

We lease an approximately 20,700 square foot facility for our corporate headquarters in Bannockburn, Illinois, pursuant to a lease that expires in July 2024. The lease agreement provides for annual escalation in rent payments during the lease term. We also lease a 1,318 square foot facility in Columbus, Ohio for research and development activities, pursuant to a lease that expires in March 2019.  In March 2016, we entered into a lease agreement, which expires in August 2026, for approximately 48,529 square feet of manufacturing, warehouse and office space in Libertyville, Illinois. The lease agreement provides for annual escalation in rent payments during the lease term. In March 2014, we entered into a lease agreement, which expired in April 2017, for approximately 2,418 square feet of office space in Dallas, Texas. In May 2017, we entered into two month-to-month lease agreements to add an additional 4,582 square feet of office space in Libertyville, Illinois which has subsequently been reduced to one month-to-month lease agreement. In September 2017, the Company entered into a lease agreement that commences in January 2018 and expires in August 2026 for approximately 12,539 square feet of warehouse and office space in Libertyville, Illinois adjacent to our manufacturing facility. In July 2017, we entered into a lease agreement which expires in June 2027, for approximately 16,808 square feet in San Diego, California for research and development activities. The lease agreement provides for annual escalation in rent payments during the lease term.  In March 2018, we entered into a lease agreement, which expires in August 2027, for approximately 9,500 square feet adjacent to our existing space in San Diego, California.  The lease agreement provides for annual escalation in rent payments during the lease term. We are amortizing the escalation in rental payments on a straight‑line basis over the term of the lease. In March 2018, we entered into a lease agreement, which expires in July 2026, for approximately 44,000 square feet of warehouse, office and storage space in Libertyville, Illinois.

We may be required to make certain royalty payments under our licensing and supply agreements, as described in “—Collaboration and Licensing Agreements;” however, the amount and timing of when these payments will actually be made is uncertain, and the payments are contingent upon the initiation and completion of future activities.

Other than the amendment to the REGENXBIO SMA License and the Généthon agreement described above in “—Collaboration and Licensing Agreements,” there were no other material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. As of March 31, 2018, we had cash and cash equivalents totaling $586.8 million. Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. These instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. The primary objective of our investment activity is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

As required by Rule 13a‑15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act) as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

For this item, please refer to Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Item 1A.Risk Factors

The discussion of our business and operations discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report, as filed with the SEC on February 28, 2018, and as amended on April 30, 2018, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Annual Report, except as noted below:

Risk Factors Related to the Merger

The announcement and pendency of our acquisition by Novartis AG could adversely affect our business, financial condition, results and operations.

On April 6, 2018, the company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Novartis AG, a company organized under the laws of Switzerland, or Parent, and Novartis AM Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser, pursuant to which, and upon the terms and subject to the conditions described therein, on April 17, 2018 Purchaser commenced a cash tender offer, or the Offer, to acquire all of the outstanding shares of the company’s common stock at a purchase price of $218.00 per share, net to the seller in cash, without interest, subject to any required withholding of taxes.  Following the completion of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Purchaser will merge with and into the company, with the company surviving as a wholly owned subsidiary of Parent. We refer to this as the Merger, and the Offer and the other transactions contemplated by the Merger Agreement as the Transaction.

The announcement and pendency of the Transaction could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition, results and operations, regardless of whether the Transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Transaction:

• the diversion of significant management time and resources towards the completion of the Transaction;

• the impairment of our ability to attract, retain, and motivate key personnel, including our senior management;

• difficulties maintaining relationships with customers, suppliers, and other business partners;

• the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions prior to the completion of the Merger; and

• litigation relating to the Transaction and the costs and distractions related thereto.

The Transaction may not be completed within the expected timeframe, or at all, and the failure to complete the Transaction could adversely affect our business and the market price of our common stock.

The completion of the Transaction is subject to a number of conditions, including (i) the Company’s stockholders tendering a sufficient number of shares of the Company’s common stock in the Offer, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (iii) the absence of injunctions or other legal restraints preventing the consummation of the Offer or the Merger, or imposing a Burdensome Condition and (iv) certain other conditions set forth in Exhibit A to the Merger Agreement.

Many of the conditions to consummation of the Transaction are not within our control or the control of Parent or Purchaser, and none of us can predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transaction, if the Transaction is not consummated. Failure to complete the Transaction could adversely affect our business and the market price of our common stock in a number of ways, including the following:

• if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed;

• we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Transaction, for which we may receive little or no benefit if the Transaction is not completed. Many of these fees and costs will be payable by us even if the Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Transaction;

• a failed Merger may result in negative publicity and a negative impression of us in the investment community; and

• upon termination of the Merger Agreement by us or Parent under specified circumstances, we would be required to pay a termination fee of $284 million.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In January 2018, we issued 105,237 shares of common stock for non-cash consideration in a transaction that was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

See the Exhibit Index for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated as of April 6, 2018 among Novartis AG, Novartis AM Merger Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2018).

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 17, 2016).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2016).
3.3	Amendment to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 9, 2018).
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 9, 2016).
10.1	License Agreement dated March 9, 2018 by and between the Registrant and Généthon.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

AVEXIS, INC.

Date: May 4, 2018	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)